Form 10QSB
period 1995-03-31
CIPRICO INC
filed 1995-05-08
CIK 720145

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            _____________________


                                 FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended March 31, 1995
                         Commission File No. 0-11336

                         ___________________________


                                 CIPRICO INC
      (Exact name of Small Business Issuer as specified in its charter)


         DELAWARE                                         41-1749708
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

                               2800 Campus Drive
                           Plymouth, Minnesota  55441
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (612) 551-4000




        Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

        Shares of Common Stock outstanding at May 2, 1995, 2,170,292 shares.

        Transitional Small Business Disclosure Format (check one):
Yes ___ No  X.


                          Total of Sequentially Numbered Pages:  9
                          No Exhibit Index

PART I

Item 1.  Financial Statements

                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                         March 31         September 30
                                                         --------         ------------
                                                             1995                 1994
                                                             ----                 ----
                                                       (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                            $2,573,985       $2,176,125
   Marketable securities                                 1,188,412        1,300,412
   Receivables - net                                     1,478,216        2,456,919
   Inventories (Note 2)                                  1,371,946        1,143,644
   Other current assets                                    130,558          161,990
                                                        ----------       ----------
      Total current assets                               6,743,117        7,239,090

Furniture and equipment - net                            1,284,331        1,342,295
Other assets                                                 2,275            1,835
                                                        ----------       ----------
      Total assets                                      $8,029,723       $8,583,220
                                                        ==========       ==========
Liabilities and Stockholders' Equity
Current Liabilities:
   Current installments of obligations
      under capital leases                              $   21,469       $   20,880
   Accounts payable                                        914,444        1,480,645
   Accrued expenses                                        218,251          364,576
   Income taxes payable                                     76,290           72,991
   Deferred revenue                                         78,104           56,202
                                                        ----------       ----------
      Total current liabilities                          1,308,558        1,995,294

Long-term installments of obligations
   under capital lease                                      38,765           48,140
Deferred rent                                               60,543           66,264
                                                        ----------       ----------
      Total liabilities                                  1,407,866        2,109,698

Stockholders' equity (Note 3):
   Capital stock                                            21,526           20,666
   Additional paid-in capital                            6,152,901        5,867,971
   Retained earnings                                       574,801          601,432
   Unrealized holding loss on
      marketable securities                               (112,000)              --
   Accumulated translation
      adjustments                                          (15,371)         (16,547)
                                                        ----------       ----------
   Total stockholders' equity                            6,621,857        6,473,522
                                                        ----------       ----------
   Total liabilities &
     stockholders' equity                               $8,029,723       $8,583,220
                                                        ==========       ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CIPRICO INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three Months Ended March 31          Six Months Ended March 31
                                                                1995            1994                   1995        1994
Net sales                                                   $3,107,308      $2,986,971            $6,775,835    $6,215,614
Cost of sales                                                1,650,356       1,492,556             3,667,349     3,230,843
                                                            ----------      ----------            ----------    ----------
Gross Profit                                                 1,456,952       1,494,415             3,108,486     2,984,771

Marketing expenses                                             889,518         872,800             1,806,615     1,740,234
General & administrative                                       333,101         334,263               656,531       638,211
Research and development                                       431,442         397,023               809,094       805,357
                                                            ----------      ----------            ----------    ----------
Loss from operations                                          (197,109)       (109,671)             (163,754)     (199,031)

Other income (expense)                                          79,867         (25,283)              146,123        83,255
                                                            ----------      ----------            ----------    ----------
Loss before income taxes                                      (117,242)       (134,954)              (17,631)     (115,776)

Income tax expense                                               4,000           5,000                 9,000         9,000
                                                            ----------      ----------            ----------    ----------
Net loss                                                    $ (121,242)     $ (139,954)           $  (26,631)   $ (124,776)
                                                            ==========      ==========            ==========    ==========
Loss per common share                                       $     (.06)     $     (.07)           $     (.01)   $     (.06)
                                                            ==========      ==========            ==========    ==========
Weighted average common
  shares outstanding (Note 3)                                2,145,529       2,061,310             2,109,513     2,059,434





          See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Six Months Ended March 31
                                                -------------------------
                                                1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (26,631)        $ (124,776)
Adjustments to reconcile net loss
  to net cash provided by (used in)
Operating Activities:
  Depreciation                                    361,089            367,510
  Gain on retirement of fixed assets                 (217)            (8,214)
  Security valuation adjustment to market              --            110,000
Changes in operating assets & liabilities
  Inventory                                      (228,302)           160,953
  Accounts receivable                             978,703           (702,524)
  Other current assets                             31,432            (22,293)
  Accounts payable                               (566,201)           104,851
  Accrued expenses                               (146,325)           (67,063)
  Income taxes payable                              3,299              3,988
  Deferred revenue                                 21,902                 --
  Other, net                                       (4,545)           (13,889)
                                               ----------         ----------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                            424,204           (191,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                              (344,779)          (210,140)
Proceeds from sale of equipment                    41,871             38,338
Other assets, net                                    (440)               647
Net change in temporary cash investments               --           (191,461)
                                               ----------         ----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES      (303,348)          (362,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases            (8,786)            (4,320)
Proceeds from issuance of common stock
  to employees                                    285,790             31,542
                                               ----------         ----------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                            277,004             27,222
                                               ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                397,860           (526,851)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                     2,176,125          1,825,875
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                       $2,573,985         $1,299,024
                                               ==========         ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1995
                                  (Unaudited)


Note 1 Unaudited Statements

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three and six month periods ended March 31, 1995 and March 31, 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1994.

Note 2 Inventories

     Inventories were comprised of the following:

                            March 31, 1995     September 30, 1994

     Raw Materials          $  705,635           $  489,962
     Work-in Process           186,051              261,097
     Finished Goods            480,260              392,585
                            ----------           ----------
                            $1,371,946           $1,143,644
                            ==========           ==========

Note 3 Loss Per Share

     Loss per common share was determined using the weighted average number of common shares outstanding. Stock options were excluded due to their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


                       LIQUIDITY AND CAPITAL RESOURCES

                   (March 31, 1995 vs. September 30, 1994)

    The level of cash and cash equivalents increased by $397,860 during the period. Operating activities generated cash flows of $424,204 during the six month period ended March 31, 1995. A decrease in accounts receivable by $978,703 and depreciation expense of $361,089 were partially offset by increased inventory of $228,302, a reduction in accounts payable of $566,201 and a reduction in accrued expenses of $146,325. Investing activities used cash primarily for equipment purchases totaling $344,779 while, financing activities generated cash flows of $285,790 primarily from the issuance of common stock to employees.

    Management feels there is adequate liquidity to meet the on-going operating needs of the Company.


                             RESULTS OF OPERATIONS

                  (Three and six months ended March 31, 1995 compared to three and six months ended March 31, 1994.)


    Sales in the second quarter of fiscal 1995 increased by 4% to $3,107,308 when compared to sales of $2,986,971 for the same period last year. Sales for the six month period of fiscal 1995 were up 9% to $6,775,835 when compared to $6,215,614 for the same period last year. Revenue growth for the second quarter was less than anticipated. A few significant customers did not take product shipments in their expected volumes, due to varying business situations of these customers. In spite of the lower than anticipated revenues in the current quarter, the Company expects continued improved sales over last year.

    Gross profit margins, as a percent of sales, for the most recent three and six month periods were 46.9% and 45.9% respectively compared to 50.0% and 48.0% respectively for the same periods last year. The decrease is attributed to initial shipments of larger capacity disk array products and disk drive only sales, which carry a lower margin. The Company continues to monitor product costs and anticipates gross margins to be at their current levels for the remainder of the year.

    Marketing expenses, as a percent of sales, were 28.6% for the second quarter and 26.7% for the six month period of fiscal year 1995, compared to 29.2% and 28.0% respectively for the same periods last year. Expenses, as a percent of sales, for both periods of fiscal year 1995 decreased due to increased sales volume when compared to the same periods last year. The actual dollar spending for the current periods is higher than last year mainly due to an increase in the number of sales people, and territories, to address the growing product markets. Marketing expenses are expected to be higher than last year's levels for the remainder of the fiscal year.

    General and administrative expenses were 10.7% for the second quarter and 9.7% for the six month period of fiscal year 1995 compared to 11.2% and 10.3% respectively for the same periods last year. The percentage decrease is largely due to the higher sales volume in fiscal 1995, when compared to the previous periods. Actual dollars of spending held relatively flat from period to period for both the second quarter and six month periods. General and administrative expenses for the remainder of the fiscal year are expected to be approximately 8-10% of sales.

    Research and development spending was $431,442 for the second quarter and $809,094 for the six month period of fiscal year 1995, compared to $397,023 for the second quarter and $805,357 for the six month period of last year. The second quarter and six month period spending, as a percent of sales, was 13.9% and 11.9% respectively compared to 13.3% and 13.0% respectively for the same periods last year. Actual dollar spending for the quarter was higher due to new product development expenses for the 6900 disk array recently announced, and future generation array products. Research and Development spending for the remainder of the year should be in line with management's objective of 10 to 14 percent of sales.

    Other income (expense) reflects interest and royalty income generated during the second quarter and six month periods from investment of excess cash balances and technology agreements with customers. The second quarter and six month periods of fiscal 1994 also reflect a $110,000 charge for an unrealized loss on the adjustment to market valuation for marketable securities. There was no such adjustment recorded during the current year periods.

                         PART II - OTHER INFORMATION




Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders Reference is made to Item 4 of the Registrant's Form 10QSB for the quarter ended December 31, 1994 which is incorporated herein by reference.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)     Exhibits

                 None.

         (b)     Reports on Form 8-K

                 No report on Form 8-K was filed during the three-month period ended March 31, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                       CIPRICO INC
                                       (the "Issuer")



Date: May 4, 1995

                                           /s/ Robert H. Kill
                                           -----------------------------------
                                           Robert H. Kill, President
                                           (Principal Executive Officer)

                                           /s/ Cory J. Miller
                                           -----------------------------------
                                           Cory J. Miller, Vice President of
                                           Finance/Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)