Form 10QSB
period 1995-06-30
CIPRICO INC
filed 1995-08-08
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________


                                  FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1995
                          Commission File No. 0-11336

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



  Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

  Shares of Common Stock outstanding at August 7, 1995, 2,217,591 shares.

   Transitional Small Business Disclosure Format (check one):
Yes__ No X

PART I

Item 1.  Financial Statements


                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                      June 30               September 30
                                                                         1995                       1994
Assets                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents                                       $2,392,578                $2,176,125
   Marketable securities                                            1,222,049                 1,300,412
   Receivables - net                                                2,426,599                 2,456,919
   Inventories (Note 2)                                             1,212,136                 1,143,644
   Other current assets                                                76,136                   161,990
                                                                    ---------                 ---------
         Total current assets                                       7,329,498                 7,239,090

Furniture and equipment - net                                       1,208,829                 1,342,295
Other assets                                                            6,773                     1,835
                                                                    ---------                 ---------
         Total assets                                              $8,545,100                $8,583,220
                                                                    =========                 =========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current installments of obligations
     under capital leases                                          $   21,118                $   20,880
   Accounts payable                                                   923,523                 1,480,645
   Accrued expenses                                                   321,581                   364,576
   Income taxes payable                                                63,593                    72,991
   Deferred revenue                                                    86,747                    56,202
                                                                    ---------                 ---------
         Total current liabilities                                  1,416,562                 1,995,294

Long-term installments of obligations
  under capital lease                                                  32,852                    48,140
Deferred rent                                                          57,683                    66,264
                                                                    ---------                 ---------
         Total liabilities                                          1,507,097                 2,109,698

Stockholders' equity (Note 3):
   Capital stock                                                       22,175                    20,666
   Additional paid-in capital                                       6,430,740                 5,867,971
   Retained earnings                                                  609,435                   601,432
   Accumulated translation adjustments                                (24,347)                  (16,547)
                                                                    ---------                 ---------
         Total stockholders' equity                                 7,038,003                 6,473,522
                                                                    ---------                 ---------
         Total liabilities &
                   stockholders equity                             $8,545,100                $8,583,220
                                                                    =========                 =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                         Three Months Ended June 30                   Nine Months Ended June 30
                                         1995                    1994                   1995               1994
Net sales                          $3,876,952              $3,406,868            $10,652,787         $9,622,482
Cost of sales                       1,974,144               1,844,366              5,641,493          5,075,209
                                    ----------             ----------             ----------         ----------
Gross Profit                        1,902,808               1,562,502              5,011,294          4,547,273

Marketing expenses                  1,094,920                 901,917              2,901,535          2,642,151
General and administrative            396,248                 358,645              1,052,779            996,856
Research & development expense        448,725                 470,678              1,257,819          1,276,035
                                    ---------               ---------             ----------        -----------
Loss from operations                  (37,085)               (168,738)              (200,839)          (367,769)

Other income (expense)                 77,719                 (68,171)               223,842             15,084
                                    ---------               ---------             ----------        -----------
Earnings (loss) before
         income taxes                  40,634                (236,909)                23,003           (352,685)

Income tax expense                      6,000                   5,000                 15,000             14,000
                                    ---------               ---------             ----------        -----------
Net income (loss)                  $   34,634              $ (241,909)            $    8,003         $ (366,685)

Earnings (loss) per common
         share                     $      .01              $     (.12)            $      .00         $     (.18)
Weighted average common
  shares outstanding (Note 3)       2,311,179               2,065,188              2,228,856          2,061,352

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Nine Months Ended June 30
CASH FLOWS FROM OPERATING ACTIVITIES:                                1995                   1994
Net income (loss)                                              $    8,003            $  (366,685)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
Operating Activities:
  Depreciation                                                    542,052                553,248
  Gain on retirement of fixed assets                              (33,814)                (4,849)
  Gain on sales of marketable securities                           (4,093)                    --
  Excess of fair value over option price
    for stock options exercised                                    59,466                     --
  Security valuation adjustment
    to market value                                                    --                235,000
Changes in operating assets & liabilities
  Inventory                                                       (68,492)               362,036
  Accounts receivable                                              30,320             (1,121,141)
  Other current assets                                             85,854                (10,509)
  Accounts payable                                               (557,122)               447,028
  Accrued expenses                                                (42,995)                (9,655)
  Income taxes payable                                             (9,398)                (8,436)
  Deferred revenue                                                 30,545                     --
  Other, net                                                      (16,381)               (13,479)
                                                                  -------               --------
NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                                             23,945                 62,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                              (500,230)              (385,459)
Proceeds from sale of equipment                                   125,458                 58,935
Decrease in restricted cash                                            --                450,000
Other assets, net                                                  (4,938)                   924
Net change in temporary cash investments                           82,456               (182,515)
                                                                 --------              ---------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                      (297,254)               (58,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease                            (15,050)                (6,164)
Proceeds from issuance of common stock                            504,812                 34,739
                                                                  -------                 ------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                                            489,762                 28,575

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                216,453                 33,018
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     2,176,125              1,825,875
                                                                ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                      $ 2,392,578            $ 1,858,893
                                                                =========              =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)

Note 1 Unaudited Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the three and nine month periods ended June 30, 1995 and June 30, 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1994.

Note 2 Inventories

         Inventories were comprised of the following:


                          June 30, 1995     September 30, 1994
Raw Materials             $   535,626            $   489,962
Work-in Process               256,127                261,097
Finished Goods                420,383                392,585
                            ---------              ---------
                          $ 1,212,136            $ 1,143,644
                            =========              =========


Note 3 Earnings (Loss) Per Share

         Earnings per common and common stock equivalent share are computed by dividing net earnings by the weighted average number of common and common stock equivalent shares outstanding during the respective periods. Common stock equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options which would have had a dilutive effect.

         Loss per common share was determined using the weighted average number of common shares outstanding. Stock options were excluded due to their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

                     (June 30, 1995 vs. September 30, 1994)


         The level of cash and cash equivalents increased by $216,453 during the period. Cash flows from operating activities provided cash of $23,945 during the nine month period ended June 30, 1995. A decrease in accounts payable used $557,122 and an increase in inventory used $68,492 of cash. These uses of cash were largely offset by cash generated from operating earnings, adjusted for the non-cash expense of depreciation totaling $542,052. Investing activities used $297,254 of cash, mainly for equipment purchases totaling $500,230 for the 1995 nine month period. Financing activities generated cash of $489,762, primarily from the issuance of common stock to employees under stock option plans.

         Management feels there is adequate liquidity to meet the on-going operating needs of the company.


                             RESULTS OF OPERATIONS

                   (Three and nine months ended June 30, 1995
             compared to three and nine months ended June 30, 1994)


         Sales in the third quarter of fiscal 1995 increased by 13.8% to $3,876,952 when compared to sales of $3,406,868 for the same periods last year. Sales for the nine month period of fiscal 1995 were up 10.7% to $10,652,787 when compared to $9,622,482 for the same period last year. Though sales for the current period exceeded sales for the same period last year, sales were less than anticipated, because of a delay in receiving components from suppliers to build disk arrays, causing a shift of some expected third quarter shipments into the following period. The Company expects continued improved sales over last year.

         Gross profit margins for the most recent three and nine month periods were 49.1% and 47.0% respectively compared to 45.9% and 47.3% respectively for the same periods last year. The increase for the current period is attributed to a mix of higher margin products and lower costs of disk drives. With continued cost control for disk array products, gross margins are anticipated to be at the current level for the remainder of the year.

         Marketing expenses, as a percent of sales, were 28.2% for the third quarter and 27.2% for the nine month period of fiscal year 1995, compared to 26.5% and 27.4% respectively for the same periods last year. Actual dollar spending increased $193,003 for the three month period, and $259,384 for the nine month period of fiscal year 1995. These increases are largely attributed to the commission expense associated with the higher level of sales and expenses associated with an increase in the number of sales people. Marketing expenses for the remainder of the fiscal year should be lower, as a percent of sales, when compared to last year.

         General and administrative expenses were 10.2% for the third quarter and 9.9% for the nine month period of fiscal year 1995 compared to 10.5% and 10.4% respectively for the same periods last year. The percentage decrease is largely due to the higher sales volume in fiscal 1995 when compared to the previous periods. Actual dollars of spending increased mainly due to recognition of compensation expense related to the exercise of stock options. General and administrative expenses for the remainder of the fiscal year are expected to be approximately 10% of sales.

         Research and development spending was $448,725 for the third quarter and $1,257,819 for the nine month period of fiscal year 1995 compared to $470,678 and $1,276,035 respectively for the same periods of last year. The 1995 third quarter and nine month period spending, as a percent of sales, was 11.6% and 11.8% respectively compared to 13.8% and 13.3% respectively for the same periods last year. The decrease in spending, as a percentage of sales, was due to increased sales activity in fiscal year 1995. Research and development spending for the remainder of the year is expected to be in line with management's objective of 10 to 14 percent of sales.

         Other income (expense) reflects interest and royalty income generated during the periods, from investment of excess cash balances and technology agreements with customers. The third quarter and nine month periods of fiscal 1994 also reflect a $125,000 and $235,000 charge, respectively, for unrealized loss on the adjustment to market valuation for marketable securities. There was no such adjustment recorded during the current year periods.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
                 (a)      Exhibits

                          See exhibit index following signature page

                 (b)      Reports on Form 8-K

                          No report on Form 8-K was filed during the three-month period ended June 30, 1995.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  CIPRICO INC
                                 (the "Issuer")



Date: August 7, 1995

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

                                 EXHIBIT INDEX



                                  CIPRICO INC

                                  FORM 10-QSB
                        For Quarter Ended June 30, 1995



Exhibit Number                    Description
--------------                    -----------
10.1                              Restricted Stock Agreement, dated
                                  December 30, 1994, between Registrant
                                  and Robert H. Kill

27                                Financial Data Schedule
