Form 10KSB
period 1995-09-30
CIPRICO INC
filed 1995-12-14
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

For the fiscal year ended
September 30, 1995                                   Commission File No. 0-11336

                                  CIPRICO INC.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                                    41-1749708
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                               2800 CAMPUS DRIVE
                           PLYMOUTH, MINNESOTA 55441
              (Address of Principal Executive Offices) (Zip Code)

                           Issuer's Telephone Number,
                      Including Area Code:  (612) 551-4000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the fiscal year ended September 30, 1995 were $15,966,203.

                       _______________________________

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 4, 1995 was approximately $19,419,220 (based upon the last sale price of the Registrant's Common Stock on such date).

Shares of Common Stock outstanding at December 4, 1995:  2,270,871 shares.
                           ______________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.

Transitional Small Business Disclosure Format (check one):  Yes _____     No  X

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Ciprico Inc. and its subsidiaries (Ciprico, Company, Registrant) design, manufacture, market and service disk arrays and SCSI controllers for high-performance computer workstations in the visual computing industry. The Company's products are compatible with industry standard architectures enabling users from a wide variety of industries to benefit from high performance capabilities through connectivity. The Company is ISO 9001 certified, an international quality standard.

        The Company was incorporated under the name Computer Products Corporation in February 1978 and changed its name to Ciprico Inc. in May 1983. The Company began development of its present line of products in January 1980 and shipped its first controller product in September of the same year. Until September 1980, substantially all of the Company's revenues were generated from engineering consulting services provided to manufacturers and end users of computer systems.

        In late 1990 the Company introduced for sale a disk array subsystem which allowed five disk drives to function as one large drive to the computer. In 1991, the Company introduced the NetArray(TM) product, which is comprised of a disk array, SCSI controller and special utilities for the Novell network market. In 1992, the Company developed its next generation disk array allowing up to nine drives for storage and utilizing the latest disk drive technology. Since that time, the Spectra disk array has been introduced. This disk array is specifically designed for Silicon Graphics workstations and is marketed to a broad range of visual computing markets.


NARRATIVE DESCRIPTION OF BUSINESS

        (1)     PRODUCTS AND SERVICES.

        PRODUCTS.        The Company's product line consists mainly of disk
arrays, with a smaller segment of sales made for controllers. Both product lines carry the common theme of providing the highest levels of performance while maintaining connectivity by adopting industry standards.

        A disk array combines either five or nine independent disk drives into a cost-effective system that acts like a high performance large single disk drive to the computer. Ciprico's disk arrays offer high performance, capacity and fault tolerant features that are required by today's imaging applications.

        The Company's disk arrays offer transfer rates of up to 40 megabytes per second and can even be higher when combining disk arrays. Parallel data transfers are combined with the highest performing standard SCSI-2 disk drives to maximize the performance.

        Storage capacity on the Company's disk arrays is limited only by the capacity of the disk drives themselves. With a continual program of disk drive qualification, the highest performing and highest quality disk drives are offered with the disk array. A range of drive capacities are offered from 4 to 34 gigabytes per disk array, with new offerings to be over 70 gigabytes per disk array.

        Disk drive and power supply redundancy are features offered on the Company's disk arrays. If a disk drive fails, normal computer operations continue uninterrupted, while the failed drive is replaced. Users have continual access to the data on the drives, while data on the failed drive is not lost. If a power supply should fail, an automatic back-up power supply engages, providing continuous power to the disk array.

        The Spectra disk array contains all the software and accessories necessary to integrate a Ciprico array with Silicon Graphics, Inc. ("SGI") workstations. Custom drivers are included with Spectra arrays to maximize performance. The Spectra disk arrays have achieved SGI's "Gold Seal Approval." This accreditation signifies Ciprico's products have undergone extensive testing by SGI.

        The Company also develops and manufactures a line of SCSI controllers for the VMEbus and EISA bus structures. When commanded by a computer's central processing unit (CPU), the controller directs the data storage and retrieval operations of the disk drive and controls the flow of data between the local memory and the drive. Controllers manufactured by the Company incorporate direct memory access capability and are said to be "intelligent" in that they can perform several functions simultaneously and independently from the CPU. This independent ability frees the CPU to perform other operations while data storage or retrieval is taking place. The intelligence is derived from an on-board microprocessor chip and the Company's advanced proprietary software which directs the board's independent functions. Many of the controller products interface to the Company's disk arrays and are sold as an integrated package.

        The table below summarizes sales of the Company's principal products for each of the three fiscal years ended September 30.

                                                      Amount and Percentage of Net Sales
                             ----------------------------------------------------------------------------------
                                                          Year ended September 30,
                             ----------------------------------------------------------------------------------
                                       1995                        1994                        1993
                             ----------------------------------------------------------------------------------
     Disk Arrays........        $11,786,550     73.8%       $8,527,364   65.0%         $1,718,480      18.7%


     Controllers........          3,186,528     20.0         4,137,524   31.5           7,024,552      76.2

     Miscellaneous
       Products and
       Services.........            993,125      6.2           455,722    3.5             470,594       5.1

         SERVICES.        The Company believes that its ability to provide
prompt and reliable service is an important element in the marketing of its products. It provides technical application support to its customers through its staff of technical specialists located in Plymouth, Minnesota, and in Newbury, England. Ciprico relies primarily on its customers to provide initial installation support to their end-user customers. The Company provides a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period from one to three years from the date of shipment to customers. Extended warranty and maintenance services are also offered to customers as the primary warranty expires. All repair work for the Company's products is presently done at the Company's Plymouth, Minnesota, manufacturing facility. Ciprico offers training to customers concerning the utilization, repair and maintenance of its products. The Company believes that its domestic repair facilities are adequate to handle factory repairs and provide acceptable turn-around times for its domestic and foreign customers. All product orders are shipped from the Plymouth, Minnesota manufacturing facility.

         (2)     MARKETING AND DISTRIBUTION.

         MARKETS.         The Company's market focus is visual computing
applications. These applications require editing or manipulating large image files and the need to store and retrieve images in the shortest possible time. When the applications require capturing data in real-time, it is also critical to have high speed access for viewing the data captured. As application requirements increase, the storage capacity needs also increase, and users need to make sure their data is available 100% of the time. These requirements of high performance, large storage capacity and fault tolerance are the base-line features of the Company's products.

         The Company is focusing on six major market opportunities - medical imaging, oil and gas exploration, prepress, geographic information systems, film/video and video services. All of these markets require the performance, capacity and fault tolerant features of the Company's disk arrays.

         The Company advertises its products in business, professional and trade periodicals as well as feature articles to inform users about the benefits of Ciprico products. The Company participates in industry trade shows, seminars and forums. It also promotes its products through direct mailings to potential customers and through various Company publications featuring product descriptions and explanations of product applications.

         DISTRIBUTION. The Company's products are sold primarily to OEMs for inclusion in their computer systems, and to systems integrators and value added resellers (VARs) who in turn sell to end users.

         The Company markets its products through its own direct sales force, independent sales representatives and a network of industry-specific value added resellers (VARs). The Company has a direct sales presence in North America, Europe and the Pacific Rim countries who contact key OEM customers, system integrators and VARs. Direct sales locations in North America include Plymouth, Minnesota; Raleigh, North Carolina; Boston, Massachusetts; Dallas Texas; and Santa Clara, California. Additional offices are planned for the West Coast. The international sales location is Newbury, England, with plans to have an additional office in the Pacific Rim.

         Independent distributor organizations (IDOs) are used to assist marketing the Company's products internationally. IDOs promote the Company's products through advertising, trade shows, direct mailing and customer contact. An IDO purchases products from the Company and resells such products to VARs, dealers, small OEMs and end users. The IDO is responsible for providing installation and technical support in order to service new accounts and meet the emergency needs of existing accounts. Contracts with all IDOs may vary, but in general, upon sixty days notice the Company may terminate any poor performing IDO and may appoint another IDO to cover that market. Over the past twelve months, the trend has been to appoint more Value Added Resellers and system integrators directly, thus eliminating the need for IDOs. The Company holds sales meetings from time to time where its domestic and international manufacturers representatives, distributors and system integrators obtain product application information to increase their selling abilities.

         (3)     STATUS OF NEW PRODUCTS.  See item (10) below.

         (4) COMPETITION. The market for disk array and controller products is becoming increasingly competitive. Some of the Company's competitors have substantially greater capital resources, larger research and development facilities, and larger marketing and service organizations. The Company has been effective in competing with these companies by focusing on specific niche vertical markets, delivering superior performing products and having advantages in the areas of application knowledge and customer support programs.

         The Company's continued success depends on its ability to develop and market products which can be sold at competitive prices. Although the Company believes its products have certain competitive advantages, there is no assurance that other companies could not produce products with greater performance, or at better pricing than the Company's products, thus reducing the demand for the Company's products. The Company is devoted to obtaining and maintaining the competitive advantages it deems necessary, through continued product research and development.

         (5) SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company's controller products are comprised of a printed circuit board made up of various integrated circuits and miscellaneous electronic components. Many of the components are industry standard parts and readily available from many suppliers at competitive prices. The board assemblies are purchased from an ISO 9000, independent board assembly firm which manufactures the assemblies to the Company's specifications. The completed board assembly is received at the Company's plant where it is subject to burn-in and test procedures to insure product performance, reliability and quality.

         The disk array is comprised mainly of a controller, metal cabinet, disk dries, power supply and other miscellaneous parts. The metal enclosure and power supply are specified to the Company's needs, but alternative sources for the components are available. Some parts are on allocation from the Company's supplier, which means supply could become difficult to obtain, and thus have an adverse effect on the Company's results from operations. Rapid growth in disk array product demand could cause difficulty in meeting customer needs for product. The Company has strategic partners with which it works closely to fill these needs. The principal suppliers are Anthem Electronics, Manufacturing Services Limited and Fabrico Inc.

         Assembly operations for the Company's products are performed in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required. The sophisticated nature of the Company's products does, however, require extensive testing by skilled personnel. The Company utilizes specialized testing equipment and maintains an internal test engineering group to provide this product support.

         (6) CUSTOMER DEPENDENCE. The Company's products are sold to a broad base of customers. For the year ended September 30, 1995, no one customer accounted for 10% or more of net sales. For the year ended September 30, 1994, sales to Eastman Kodak represented approximately 14% of net sales. For the year ended September 30, 1993, sales to Data General, Eastman Kodak and GE Medical represented approximately 13%, 12% and 10%, respectively, of net sales.

         (7) PATENTS AND TRADEMARKS. The Company has no patents, and does not consider ownership of patents to be material to its business. The Company believes that the rapidly changing technology in the computer industry makes the Company's future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain. Protection of the Company's proprietary software incorporated in the Company's products is very important to the Company. It relies upon trade secrecy and confidentiality agreements with its employees and customers, rather than on patent or copyright protection, to preserve its intellectual property rights in this material. The Company has obtained registrations for the marks Ciprico(TM), Tapemaster(TM), Rimfire(TM), Quartermaster(TM) and Net Array(TM) and has a registration outstanding for the mark Spectra 6000, and Data-On-Demand.

         (8) GOVERNMENT APPROVALS. The Company is not required to obtain government approval of its products.

         (9) EFFECT OF GOVERNMENT REGULATIONS. The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

         (10) RESEARCH AND NEW PRODUCT DEVELOPMENT. The Company operates in an industry which is subject to rapid technological change. The Company's ability to compete and operate successfully is largely dependent on its ability to anticipate and respond to such change. The Company continually develops new products and improves and refines its existing products. Research and Development expenses in fiscal 1995 and 1994 were $1,800,000 and $1,694,000, respectively. All of the Company's research and development expenditures are expensed as incurred. At November 30, 1995, the Company had 21 full-time employees engaged in research and development activities, 19 of whom are engineers.

         The Company does not have significant firm orders for its development stage products. There is no assurance that any of the Company's development programs will be completed or that the resulting products, if any, will be marketed successfully.

         (11) ENVIRONMENTAL REGULATION. Compliance by the Company with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         (12) EMPLOYEES. At November 30, 1995, the Company had 80 full-time employees, of which 15 were engaged in manufacturing, 21 in engineering and research and development, 35 in sales, sales support and marketing and 9 in general management and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 32,000 square feet. The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company owns most of the equipment used in its operations. Such equipment consists primarily of manufacturing and test equipment, tools and fixtures.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Ciprico common stock is traded on the NASDAQ National Market System under the symbol CPCI. As of November 30, 1995, there were approximately 1,850 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 1995 and 1994, were:

QUARTER                                       1995 High        1995 Low         1994 High          1994 Low
-----------------------------------------------------------------------------------------------------------
First . . . . . . . . . . . . . . . . . .      $5 1/8            $3 7/8           $5 3/4             $4 1/4
Second  . . . . . . . . . . . . . . . . .       6                 4 1/2            6 1/2              4 1/4
Third . . . . . . . . . . . . . . . . . .       8 1/8             5 1/8            5                  4 1/4
Fourth  . . . . . . . . . . . . . . . . .      11 1/2             6                4 3/4              3 1/2



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
NET SALES increased by 22% to $16.0 million in 1995 compared to $13.1 million in 1994 and $9.2 million in 1993. The increase in net sales is attributed to wider acceptance of the Company's disk arrays in the visual computing markets. Customer acceptance was very diverse in 1995 resulting in no major customers accounting for greater than 10% of net sales, compared to one major customer accounting for 14 percent of net sales in 1994, and three major customers accounting for 35 percent of net sales in 1993.

Export sales grew to 35 percent of net sales in 1995, compared to 22 and 13 percent in 1994 and 1993, respectively. Sales in Japan accounted for 14 percent of total sales in 1995, compared to 4% in 1994 and minimal sales in 1993.

Ciprico continued its objective of expanding sales into the disk array markets, as shown in the following table.

                                                                              Percent of Net Sales

                                                             1995                     1994                  1993
----------------------------------------------------------------------------------------------------------------
Disk Arrays . . . . . . . . . . . . . . . . . . . .           74%                     65%                    19%
Controllers . . . . . . . . . . . . . . . . . . . .           20                      32                     76
Other . . . . . . . . . . . . . . . . . . . . . . .            6                       3                      5
                                                             ---------------------------------------------------
   Total. . . . . . . . . . . . . . . . . . . . . .          100%                    100%                   100%
                                                             ---------------------------------------------------

The Company's success is dependent on the continued acceptance of its current disk array products and successful introductions of new products in development. Application selling, combined with strategic partnering with customers, has resulted in a large presence in the imaging markets.
Competitive pressures, changing technologies and disk drive costs are the major risks in determining the company's future.

COST OF SALES AND GROSS PROFIT. Gross profit was $7.5 million or 47% of net sales in 1995, compared to $6.3 and $4.6 million, or 48% and 50% in 1994 and 1993, respectively. The decrease in gross profit percentage is attributed to the lower margin associated with disk array sales. Costs of raw materials held
relatively steady in 1995 compared to 1994.   The Company continues to improve
its manufacturing efficiencies and cost reduction processes.   Disk drives are
a significant cost component and there is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives. The Company anticipates 1996 gross profit, as a percent of net sales, will approximate the fiscal year 1995 level.

SALES AND MARKETING EXPENSES totaled $4.1 million or 26% of net sales in 1995, compared to $3.7 million or 28% of net sales in 1994, and $3.6 million or 39% of net sales in 1993. The increased expenditures reflect costs associated with increased sales staff and promotion expenses. Sales and marketing expenses in 1996 are expected to increase in actual dollars to support anticipated growing sales levels, but continue to decrease as a percent of net sales.

GENERAL AND ADMINISTRATIVE EXPENSES were $1.4 million or 9% of net sales in 1995, compared to $1.3 and $1.4 million or 10% and 15% of net sales for 1994 and 1993, respectively. The increase in expenses for 1995 is due to a general increase in expenses associated with the higher sales levels. The Company expects general and administrative expenses to increase during 1996 and be lower as a percent of net sales.

RESEARCH AND DEVELOPMENT EXPENSES in 1995 were $1.8 million or 11% of sales, compared to $1.7 million or 13% and 18% of net sales in 1994 and 1993, respectively. Spending held relatively constant over the last three-year period. The Company expects research and development expenses in 1996 to increase due to new product development planned for future disk array products.

OTHER INCOME (EXPENSE) increased by $196,000 in 1995. Interest and dividend income increased $47,000 and no additional charges for marketable security valuations occurred in 1995, compared to prior years. Interest and dividend income decreased $50,000 in 1994 and $46,000 in 1993 due to lower short-term interest rates and average cash balances. Royalty income decreased $30,000 in 1995 and $52,000 in 1994 due to decreased usage of the related technology. In 1994 and 1993 there was a charge of $193,000 and $45,000, respectively, for a cost-to-market adjustment for investments.

INCOME TAX EXPENSE incurred for 1995, 1994 and 1993 is described in footnote four of the consolidated financial statements.

NET EARNINGS (LOSS) increased in 1995 to $396,000 compared to losses of $(321,000) and $(1,778,000) in 1994 and 1993, respectively. The 1995 increase is due to higher sales levels and no unfavorable adjustments to marketable securities as experienced in prior years. The 1993 loss was a result of lower sales, and the costs associated with the transition to disk array products.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity remains strong with cash and cash equivalents and marketable securities totaling $4.7 million at year-end, compared to $3.5 million in 1994. The company's working capital was $6,573,000 with a current ratio of 3.1 to 1 at September 30, 1995, compared to $5,244,000 and 3.6 to 1 at September 30, 1994.

Cash flows from operating activities in 1995 were largely attributed to net earnings ($396,000) and the non-cash expense of depreciation ($712,000). The increase in inventory ($742,000) and accounts receivable ($894,000) were partially offset by an increase in accounts payable ($866,000) and accrued expenses ($224,000). Accounts receivable increased to $3.3 million in 1995 compared to $2.5 million in 1994, due to increased sales. Inventory increased in 1995 to $1.6 million compared to $1.1 million in 1994 due to demonstration inventory for tradeshows and customers. Anticipated growth for fiscal year 1996 may require a use of cash to fund working capital needs. Inventory levels will be managed to support expected shipments.

Cash flows used in investing activities were mainly for equipment purchases of $683,000 in 1995 versus $612,000 in 1994. Looking ahead, this level of investment is expected to increase significantly due to planned internal computer system upgrades and development of next generation disk array products.

Cash flows from financing activities in 1995 were largely the result of proceeds from the issuance of common stock sold pursuant to the exercise of employee stock options.

Funding of future working capital needs and equipment purchases may cause a net reduction in the cash balances in 1996. The Company believes that current levels of cash and marketable securities are adequate to fund 1996 operations as currently planned.

ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Ciprico Inc. and Subsidiaries

SEPTEMBER 30,                                                                                    1995        1994
----------------------------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,425,471  $ 2,176,125
Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,267,482    1,300,412
Trade accounts receivable, less allowance for doubtful accounts of
   $180,000 in 1995 and $249,000 in 1994  . . . . . . . . . . . . . . . . . . . . . . . . .     3,227,535    2,335,847
Related party receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      106,737
Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,751       14,335
                                                                                              ------------------------
   Total accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,315,286    2,456,919
Inventories:
   Finished goods   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       949,044      459,026
   Work-in-process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       231,622      261,097
   Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       397,172      423,521
                                                                                              ------------------------
   Total inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,577,838    1,143,644
Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,490      161,990
                                                                                              ------------------------
   Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,701,567    7,239,090
FURNITURE AND EQUIPMENT, AT COST:
   Furniture and fixtures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       332,418      316,890
   Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,665,683    4,520,663
                                                                                              ------------------------
                                                                                                4,998,101    4,837,553
   Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,785,667)  (3,495,258)
                                                                                              ------------------------
   Net furniture and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,212,434    1,342,295

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,066        1,835
                                                                                              ------------------------
                                                                                              $10,920,067  $ 8,583,220
                                                                                              ========================
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Current installments of obligations under capital leases  . . . . . . . . . . . . . . . . .   $    27,330  $    20,880
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,346,639    1,480,645
Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       354,611      228,754
Warranty accrual  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,000       53,000
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,454       72,991
Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169,297       82,822
Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89,548       56,202
                                                                                              ------------------------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,128,879    1,995,294
Long-term installments of obligations under capital leases  . . . . . . . . . . . . . . . .        40,102       48,140
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,822       66,264
                                                                                              ------------------------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,223,803    2,109,698
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           --
Common stock, $.01 par value; 9,000,000 shares authorized; issued and
   outstanding 2,265,946 shares in 1995 and 2,066,616 shares in 1994  . . . . . . . . . . .        22,659       20,666
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,633,034    5,867,971
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       997,509      601,432
Unrealized gain on marketable securities  . . . . . . . . . . . . . . . . . . . . . . . . .        60,400           --
Accumulated translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,338)     (16,547)
                                                                                              ------------------------
   Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,696,264    6,473,522
                                                                                              ------------------------
Commitments (NOTE 11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $10,920,067  $ 8,583,220
                                                                                              ========================

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ciprico Inc. and Subsidiaries

YEARS ENDED SEPTEMBER 30                                                      1995                1994             1993
---------------------------------------------------------------------------------------------------------------------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $15,966,203        $13,120,610      $ 9,213,626
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,498,374          6,847,643        4,609,314
                                                                            -----------------------------------------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,467,829          6,272,967        4,604,312
Sales and marketing expenses  . . . . . . . . . . . . . . . . . . . .         4,129,493          3,693,255        3,592,686
General and administrative expenses . . . . . . . . . . . . . . . . .         1,432,373          1,307,632        1,386,675
Research and development expenses . . . . . . . . . . . . . . . . . .         1,799,547          1,693,619        1,651,277
                                                                            -----------------------------------------------
Earnings (loss) from operations . . . . . . . . . . . . . . . . . . .           106,416           (421,539)      (2,026,326)
Other income (expenses):
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . .            (7,101)            (5,736)             (10)
   Interest and dividend income   . . . . . . . . . . . . . . . . . .           203,309            156,542          206,298
   Royalty income   . . . . . . . . . . . . . . . . . . . . . . . . .            91,950            122,200          173,950
   Gain (loss) on marketable securities   . . . . . . . . . . . . . .             4,093           (148,920)         (45,221)
   Gain (loss) on sale of fixed assets  . . . . . . . . . . . . . . .            27,476              1,030          (79,970)
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,066)            (3,200)          17,188
                                                                            -----------------------------------------------
                                                                                317,661            121,916          272,235
Earnings (loss) before income taxes . . . . . . . . . . . . . . . . .           424,077           (299,623)      (1,754,091)
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . .            28,000             21,000           24,000
                                                                            -----------------------------------------------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . .       $   396,077       $   (320,623)     $(1,778,091)
Earnings (loss) per common share -- Primary . . . . . . . . . . . . .       $       .18       $       (.16)     $      (.87)
Earnings (loss) per common share -- Fully diluted . . . . . . . . . .       $       .17       $       (.16)     $      (.87)
                                                                            -----------------------------------------------
Common and common equivalent shares -- Primary  . . . . . . . . . . .         2,262,719          2,062,581        2,045,256
Common and common equivalent shares -- Fully diluted  . . . . . . . .         2,288,085          2,062,581        2,045,256

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Ciprico Inc. and Subsidiaries

                                                                                                           Unrealized
                                                                                                              gain on
                                                                    Common stock               Accumulated securities
                                                                   and additional     Retained translation  available
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993           Shares   paid-in capital      earnings adjustments   for sale         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1992 . . . . . . . .          2,038,816        $5,806,219    $2,700,146   $   (435)   $    --     $8,505,930
Stock issued in connection with
   exercise of employee stock options . . .             15,602            44,186            --         --         --         44,186
Net loss. . . . . . . . . . . . . . . . . .                 --                --    (1,778,091)        --         --     (1,778,091)
Foreign currency adjustment . . . . . . . .                 --                --            --    (12,538)        --        (12,538)
                                                     ------------------------------------------------------------------------------
Balance, September 30, 1993 . . . . . . . .          2,054,418        $5,850,405  $    922,055   $(12,973)        --     $6,759,487
                                                     ------------------------------------------------------------------------------
Stock issued in connection with
  exercise of employee stock options. . . .             12,198            38,232            --         --         --         38,232
Net loss. . . . . . . . . . . . . . . . . .                 --                --      (320,623)        --         --       (320,623)
Foreign currency adjustment . . . . . . . .                 --                --            --     (3,574)        --         (3,574)
                                                     ------------------------------------------------------------------------------
Balance, September 30, 1994 . . . . . . . .          2,066,616        $5,888,637  $    601,432   $(16,547)        --     $6,473,522
                                                     ------------------------------------------------------------------------------
Stock issued in connection with
  exercise of employee stock options. . . .            198,277           702,588            --         --         --        702,588
Restricted stock issued . . . . . . . . . .              1,053             5,002            --         --         --          5,002
Net earnings. . . . . . . . . . . . . . . .                 --                --       396,077         --         --        396,077
Foreign currency adjustment  . . . . . . . .                --                --            --       (791)        --           (791)
Excess of fair value over option price
  for stock options exercised. . . . . . . .                --            59,466            --         --         --         59,466
Change in unrealized gain on securities
  available for sale . . . . . . . . . . . .                --                --            --         --     60,400         60,400
                                                     ------------------------------------------------------------------------------
Balance, September 30, 1995                          2,265,946        $6,655,693  $    997,509   $(17,338)   $60,400     $7,696,264

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ciprico Inc. and Subsidiaries

YEARS ENDED SEPTEMBER 30                                                       1995                1994             1993
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        $  396,077        $  (320,623)     $(1,778,091)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .           712,476            690,969          724,852
  Provision for inventory obsolescence  . . . . . . . . . . . . . . .           307,380            142,418          195,000
  Provision for bad debt expense  . . . . . . . . . . . . . . . . . .            36,029             63,303           38,000
  (Gain) Loss on retirement of fixed assets . . . . . . . . . . . . .           (27,476)            (1,030)          79,970
  Gain on sale of marketable securities . . . . . . . . . . . . . . .            (4,093)                --               --
  Security valuation adjustment to market value . . . . . . . . . . .                --            192,779           45,221
  Excess of fair value over option price
    for stock options exercised   . . . . . . . . . . . . . . . . . .            59,466                 --               --
Changes in operating assets and liabilities:
  Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (741,574)            50,795           83,440
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .          (894,396)        (1,077,421)         662,943
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .            46,500            (43,493)           9,731
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           865,994            812,916           39,025
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           224,332             14,709          (17,341)
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .             3,463             (4,029)         (31,707)
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . .            33,346             56,202               --
  Deferred rent   . . . . . . . . . . . . . . . . . . . . . . . . . .           (11,442)           (10,151)          19,541
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (790)            (2,617)         (14,628)
                                                                            -----------------------------------------------
  NET CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . .         1,005,292            564,727           55,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases . . . . . . . . . . . . . . . . . . . . . . . . .          (682,616)          (611,997)        (718,738)
Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . .           146,145            100,569           28,854
Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . .                --            450,000               --
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .            (4,231)             1,706            9,782
Investment in marketable securities . . . . . . . . . . . . . . . . .                --           (288,412)         (25,348)
Proceeds from sale of marketable securities . . . . . . . . . . . . .            97,422            107,000           95,000
                                                                            -----------------------------------------------
  NET CASH FLOWS USED IN
    INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . .          (443,280)          (241,134)        (610,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations  . . . . . . . . .           (20,256)           (11,575)          (4,585)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . .           707,590             38,232           44,186
                                                                            -----------------------------------------------
  NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . .           687,334             26,657           39,601
                                                                            -----------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . .         1,249,346            350,250         (514,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . .         2,176,125          1,825,875        2,340,768
                                                                            -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . .       $ 3,425,471        $ 2,176,125      $ 1,825,875
                                                                            ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     7,101        $     5,736       $       10
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .            24,537             25,029           55,707

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
During fiscal 1995, 1994 and 1993, the company entered into capital leases for equipment and incurred obligations of $68,208, $59,480 and $37,078, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ciprico Inc. and Subsidiaries
September 30, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS: The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, marketing and service of disk array solutions for use in high performance computer systems for the visual computing markets.

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Ciprico Inc. and its wholly owned subsidiaries, Ciprico International Limited and Ciprico FSC, Inc. (a foreign sales corporation). All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION: Revenue is recognized upon shipment of products. Revenue from extended warranty and maintenance agreements are recognized on the straight-line basis over the term of the agreement.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided at the time of revenue recognition.

ROYALTY INCOME:  Royalties are recognized when payment is received.

STATEMENTS OF CASH FLOWS: For purposes of reporting cash flows, all temporary cash investments having initial maturities of three months or less are considered cash equivalents.

MARKETABLE SECURITIES: Marketable securities at September 30, 1995 and 1994 consist of mutual funds investing in mortgage backed debt securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No.115) at September 30, 1994. Under SFAS No. 115, the Company's marketable securities are classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from operations and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security that is below cost and deemed other than temporary, results in a charge to operations and the establishment of a new cost basis for the security.

Prior to adoption of SFAS No. 115, unrealized losses resulted in a charge to operating results. Adoption of this statement did not impact the Company's financial position or results of operation for the fiscal year ended September 30, 1994. The previously recorded decline in the fair value of the Company's investments has been deemed other than temporary.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. The allocated overhead component totaled $58,810 in 1995 and $30,000 in 1994.

FURNITURE AND EQUIPMENT: Furniture and equipment is carried at cost, less accumulated depreciation. Depreciation is provided using the straight line method over estimated useful lives of three to seven years. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred.

INCOME TAXES: Deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes. The Company's method of accounting for income taxes conforms with FASB Statement No.109--"Accounting for Income Taxes".

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited have been translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS No. 52). Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity.

RECLASSIFICATION: Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2. MARKETABLE SECURITIES

The cost, gross unrealized gain, and fair market value from the sale of available-for-sale securities were as follows:

AS OF SEPTEMBER 30                                                                      1995                      1994
--------------------------------------------------------------------------------------------------------------------------
Cost                                                                                  $1,207,082                $1,300,412
Gross unrealized gain                                                                     60,400                        --
Fair value                                                                             1,267,482                 1,300,412

Proceeds from the sale of marketable securities in 1995, 1994 and 1993 were $97,422, $107,000 and $95,000, respectively. Net realized gains included in income in 1995, 1994 and 1993 were $4,093, $42,165 and $0, respectively.


3. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

AS OF SEPTEMBER 30                                                                          1995                      1994
--------------------------------------------------------------------------------------------------------------------------
Marketing expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  64,220                  $     --
Commission expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,044                    24,832
Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,895                    26,952
Professional fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,194                    12,000
Payroll taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,443                    12,653
Miscellaneous, other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,501                     6,385
                                                                                        ----------------------------------
   Total                                                                                $169,297                  $ 82,822
                                                                                        ==================================

4. INCOME TAXES

Effective for the year ended September 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
The provisions for income tax expense consist of :

YEARS ENDED SEPTEMBER 30                                                         1995             1994               1993
---------------------------------------------------------------------------------------------------------------------------
Current:
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 5,000            $    --          $    --
State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,000                 --            5,000
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,000             21,000           19,000
                                                                                -------------------------------------------
   Total current  . . . . . . . . . . . . . . . . . . . . . . . . . .            28,000             21,000           24,000
                                                                                -------------------------------------------
Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                 --               --
                                                                                -------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $28,000            $21,000          $24,000
                                                                                ===========================================

The actual tax expense differs from the expected tax expense computed by applying the U.S. federal corporate rate to earnings (loss) before income taxes as follows:

YEARS ENDED SEPTEMBER 30                                                        1995               1994             1993
---------------------------------------------------------------------------------------------------------------------------
Computed expected tax
   expense (benefit)  . . . . . . . . . . . . . . . . . . . . . . . .          $148,100          $(101,900)       $(596,400)
State taxes, net of federal
   income tax effect  . . . . . . . . . . . . . . . . . . . . . . . .             3,700                 --            3,300
Limitation/(utilization) of net
   operating loss carryforwards   . . . . . . . . . . . . . . . . . .                --            119,800          616,300
Change in valuation allowance . . . . . . . . . . . . . . . . . . . .          (130,100)                --               --
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,300              3,100              800
                                                                              ---------------------------------------------
Actual tax expense  . . . . . . . . . . . . . . . . . . . . . . . . .         $  28,000          $  21,000        $  24,000
                                                                              =============================================

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets
(liabilities) are as follows:

AS OF SEPTEMBER 30                                                                     1995                            1994
---------------------------------------------------------------------------------------------------------------------------
U.S. and State net operating
   loss and tax credit carryforward   . . . . . . . . . . . . . . . .        $  657,000                         $   932,500
Reserve for inventory obsolescence  . . . . . . . . . . . . . . . . .            79,600                              55,500
Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (22,000)                            (64,700)
Marketable securities . . . . . . . . . . . . . . . . . . . . . . . .            85,100                                  --
Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .            66,600                              92,100
Accrued vacation pay  . . . . . . . . . . . . . . . . . . . . . . . .            64,800                              52,900
Warranty accrual  . . . . . . . . . . . . . . . . . . . . . . . . . .            24,100                              19,600
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,000                               7,400
                                                                              ---------------------------------------------
Total gross deferred tax asset  . . . . . . . . . . . . . . . . . . .           965,200                           1,095,300
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . .          (965,200)                         (1,095,300)
                                                                              ---------------------------------------------
Net deferred tax asset (liability)  . . . . . . . . . . . . . . . . .         $      --                         $        --
                                                                              =============================================

The Company has net operating loss carryforwards at September 30, 1995, for income tax purposes of approximately $1,700,000 and tax credit carryforwards of $30,000. If not used, these carryforwards will begin to expire in 2002.

5. EARNINGS (LOSS) PER COMMON SHARE
For the year ended September 30, 1995, earnings per common share primary and fully diluted were computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options. For the years ended September 30, 1994 and 1993, loss per common share primary was computed using the weighted average number of common shares outstanding. Stock options were excluded due to their antidilutive effect. Fully diluted loss per share would not differ from primary because the result is antidilutive.

6. STOCK OPTIONS
The Company has four stock option plans under which the officers, directors and employees have been or may be granted incentive and nonqualified stock options to purchase the Company's common stock at fair market value on the date of grant. The options become exercisable over varying periods and expire up to 10 years from date of grant.

Summarized information at September 30, 1995, regarding stock option plans is as follows:

Plan years                   1983                1986                  1992                   1994                      Total
-------------------------------------------------------------------------------------------------------------------------------
Total reserved for
  under the plan              200,000            300,000               150,000                  250,000                  900,000
Exercised                      64,130            135,623                40,451                   25,531                  265,735
Outstanding                    78,500             15,625                76,434                  215,472                  386,031
Exercisable                    43,500             15,375                58,490                   25,625                  142,990
Exercise price             $3.13-4.38         $3.00-3.25            $3.59-5.96               $4.08-6.63               $3.00-6.63
Available for grant                --                 --                33,115                    8,997                   42,112

7. 401(k) PLAN
The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of the first 2 percent of participants' salaries. The Company's contributions to this plan in 1995, 1994 and 1993 were $29,854, $27,881 and $24,261, respectively.

8. RELATED PARTY TRANSACTIONS
In 1994, the Company cancelled its distributor and international sales representative agreements with Diamond Point International, Inc., (DPI), a company owned by a former director of the Company. Total sales to DPI under the distributor agreement for the years ended September 30, 1995, 1994 and 1993, were $0, $100,940 and $230,538, respectively. Trade accounts receivable relating to these sales as of September 30, 1995, 1994 and 1993, were $0, $106,737 and $160,867, respectively. Commission expense under the sales representative agreement in 1994 and 1993 totaled $19,680 and $3,407 respectively. There were no outstanding commissions payable as of September 30, 1995,1994 and 1993.

9. REVENUE
The consolidated statements of operations included sales to significant customers as follows:

YEARS ENDED SEPTEMBER 30                       1995                      1994                     1993
------------------------------------------------------------------------------------------------------
Customer A . . . . . . . . . . . . . . . . .        9%                   14%                      12%
Customer B . . . . . . . . . . . . . . . . .       --                     3                       13
Customer C . . . . . . . . . . . . . . . . .       --                     2                       10
                                                 ----------------------------------------------------
  Total  . . . . . . . . . . . . . . . . . .        9%                   19%                      35%
                                                 ====================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ciprico Inc. and Subsidiaries
September 30, 1995, 1994 and 1993


10. FINANCIAL INFORMATION BY GEOGRAPHIC AREA (UNAUDITED)
The Company's revenue, earnings (loss) from operations and total assets summarized by geographic area is as follows:

Revenue                                    1995                   1994                    1993
--------------------------------------------------------------------------------------------------
North America  . . . . . . . . . . .    $10,341,928           $10,306,793              $ 8,023,853
UK Subsidiary  . . . . . . . . . . .      2,781,651             1,622,584                  870,021
Other foreign  . . . . . . . . . . .      2,842,624             1,191,233                  319,752
                                        ----------------------------------------------------------
   Total . . . . . . . . . . . . . .    $15,966,203           $13,120,610              $ 9,213,626
                                        ==========================================================

Earnings (Loss) from operations
--------------------------------------------------------------------------------------------------
North America
   and other foreign . . . . . . . .    $  (499,231)          $  (498,869)             $(1,874,645)
UK Subsidiary  . . . . . . . . . . .        605,647                77,330                 (151,681)
                                        -----------------------------------------------------------
   Total . . . . . . . . . . . . . .    $   106,416           $  (421,539)             $(2,026,326)
                                        ===========================================================

Total Assets
--------------------------------------------------------------------------------------------------
North America  . . . . . . . . . . .    $10,738,735           $ 8,400,215              $ 7,884,353
UK Subsidiary  . . . . . . . . . . .        436,764               354,585                  262,435
Eliminations   . . . . . . . . . . .       (255,432)             (171,580)                (183,680)
                                        -----------------------------------------------------------
   Total . . . . . . . . . . . . . .    $10,920,067           $ 8,583,220              $ 7,963,108

11. COMMITMENTS
LEASES: The Company has operating and capital leases for office and manufacturing space and other equipment which expire through September 1998. Future minimum payments under these leases are $293,220, $258,381 and $33,159 for 1996, 1997 and 1998, respectively. For the years ended September 30, 1995, 1994 and 1993, operating lease expenses were $237,579, $231,379 and $243,650, respectively.

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS -- CIPRICO INC.
We have audited the accompanying consolidated   balance sheets of Ciprico Inc.
and subsidiaries as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation. We believe that our audits   provide a reasonable basis
for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ciprico Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 3, 1995

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                     Age            Position(s)
         ----                     ---            ----------
         Robert H. Kill           48             President, Chief Executive
                                                 Officer and Director

         Cory J. Miller           42             Vice President of Finance,
                                                 Chief Financial Officer and
                                                 Secretary

         Officers are elected annually by and serve at the discretion of the Board of Directors. There is no family relationship between the executive officers of the Company.

         Robert H. Kill has been President of the Company since March 1988 and a director since September 1987. Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1988 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987. Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his latest position being Vice President, Terminals Distribution.

         Cory J. Miller was elected Vice President of Finance-Chief Financial Officer in October 1992 and Secretary in October 1993. Mr. Miller served as the Company's Controller/CFO from December 1989 to October 1992 and as Controller from October 1987 to December 1989. Mr. Miller was Director of Finance at VTC Incorporated, a semiconductor manufacturer, from 1985 to 1987 prior to joining Ciprico.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 10.         EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)     Exhibits.  See "Exhibit Index" on page following signatures.

         (b)     Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the fourth quarter of fiscal 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CIPRICO INC.
                                                   (the "Registrant")

Date:    December 14, 1995                         By  /s/ Robert H. Kill
                                                       ------------------------
                                                       Robert H. Kill, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              (Power of Attorney)

         Each person whose signature appears below constitutes and appoints ROBERT H. KILL and CORY J. MILLER his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intent and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


 Signature                                     Title                                                        Date
 ---------                                     -----                                                        ----
 /s/ Robert H. Kill                            Director and President                                       December  14,  1995
 --------------------------------              (Principal executive officer)
 Robert H. Kill

 /s/ Cory J. Miller                            Vice President Finance/Chief                                 December  14, 1995
 --------------------------------              Financial Officer (Principal
 Cory J. Miller                                financial and accounting officer)

 /s/ William N. Wray                           Director                                                     December  14, 1995
 --------------------------------
 William N. Wray

 /s/ Donald H. Soukup                          Director                                                     December  14, 1995
 --------------------------------
 Donald H. Soukup

 /s/ Ronald B. Thomas                          Director                                                     December  14, 1995
 --------------------------------
 Ronald B. Thomas

 /s/ Gary L. Deaner                            Director                                                     December  14, 1995
 -------------------------------
 Gary L. Deaner

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                          Commission File No.:  0-11336
September 30, 1995

________________________________________________________________________________

                                  CIPRICO INC.
________________________________________________________________________________


Exhibit          Description
----------------------------
2                Agreement and Plan of Merger of Ciprico Inc. (a Minnesota corporation) into Ciprico Inc. (a Delaware corporation)--incorporated by reference to Exhibit 2 of the Registrant's Form 10-Q for the quarter ended
                 March 31, 1988*

3.1              The Registrant's Certificate of Incorporation, as amended to date--incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1988*

3.2              The Registrant's Bylaws, as amended to date--incorporated by reference to Exhibit 19.2 of the Registrant's
                 Form 10-Q for the quarter ended March 31, 1988*

10.1             Lease Agreement, dated December 3, 1991, relating to manufacturing space located at 2800 Campus Drive, Plymouth,
                 Minnesota and corporate office space located at 2955 Xenium Lane, Plymouth Minnesota--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended September 30, 1991*

10.2**           Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended September 30, 1983*

10.3**           Specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit 10.8 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1983*

__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.4**           Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the
                 Registrant's Form 10-K for the fiscal year ended September 30, 1984*

10.5**           Registrant's 1986 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.12 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1986*

10.6**           Specimen of Nonqualified Stock Option Agreement under 1986 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.7**           1986 Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.14 of the
                 Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.8             License Agreement between Cottrill, Inc. and TechSource Inc., Registrant's subsidiary, dated December 18, 1987--
                 incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended September 30,
                 1988*

10.9**           Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1992*

10.10**          Specimens of Nonqualified Stock Option Agreements under 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended September 30, 1992*

10.11**          Amendment No. 1 to Registrant's 1992 Nonqualified Stock Option Plan

10.12**          Amendment No. 2 to Registrant's 1992 Nonqualified Stock Option Plan

10.13**          Registrant's 1994 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's
                 Form 10-KSB for the fiscal year ended September 30, 1993*

10.14**          Specimen of Incentive Stock Option Agreement under 1994 Incentive Stock Option Plan--incorporated by reference to
                 Exhibit 10.14 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

10.15**          Registrant's 1996 Restricted Stock Plan

__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.16**          Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan

10.17            Restricted Stock Agreement dated December 30, 1994 between Registrant and Robert H. Kill--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for the quarter ended June 30, 1995.*

22               Subsidiaries of the Registrant
                 ------------------------------
                                                                                  Jurisdiction
                 Name                                                             of Incorporation
                 ----                                                             ----------------

                 Ciprico FSC, Inc.                                                Virgin Islands
                 Ciprico (Europe) Limited                                         England

23               Consent of KPMG Peat Marwick LLP

24               Power of Attorney from Certain Directors--see Signature Page

27               Financial Data Schedule (filed in electronic format only)


29948



__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.