Form 10QSB
period 1995-12-31
CIPRICO INC
filed 1996-02-13
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                            ---------------------

                                  FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1995
                          Commission File No. 0-11336

                        ----------------------------


                                  CIPRICO INC
       (Exact name of Small Business Issuer as specified in its charter)


                      DELAWARE                       41-1749708
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)


                               2800 Campus Drive
                           Plymouth, Minnesota  55441
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (612) 551-4000





     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---
     Shares of Common Stock outstanding at February 7, 1996, 2,297,350 shares.

     Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---

PART I

Item 1.  Financial Statements

                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                        December 31    September 30
                                               1995            1995
Assets                                  (Unaudited)
Current Assets:
 Cash and cash equivalents               $ 5,863,729    $ 3,425,471
 Marketable Securities                            --      1,267,482
 Receivables - net                         2,943,948      3,315,286
 Inventories (Note 2)                      1,645,588      1,577,838
 Other current assets                        159,939        115,490
                                          ----------     ----------
       Total current assets               10,613,204      9,701,567

Furniture and equipment - net              1,116,814      1,212,434
Other assets                                   7,639          6,066
                                          ----------     ----------
       Total assets                      $11,737,657    $10,920,067
                                          ==========     ==========


Liabilities and Stockholders' Equity
Current Liabilities:
 Current installments of obligations
   under capital leases                  $    26,812    $    27,330
 Accounts payable                          2,321,256      2,346,639
 Accrued expenses                            643,594        588,908
 Income taxes payable                         65,388         76,454
 Deferred revenue                            229,949         89,548
                                          ----------     ----------
       Total current liabilities           3,286,999      3,128,879

Long-term installments of obligations
 under capital lease                          32,119         40,102
Deferred rent                                 49,379         54,822
                                          ----------     ----------
       Total liabilities                   3,368,497      3,223,803

Stockholders' equity (Note 3):
 Capital stock                                22,722         22,659
 Additional paid-in capital                6,661,706      6,633,034
 Retained earnings                         1,703,070        997,509
 Unrealized holding gain
       on marketable securities                   --         60,400
Accumulated translation adjustments          (18,338)       (17,338)
                                          ----------     ----------
       Total stockholders' equity          8,369,160      7,696,264
                                          ----------     ----------
       Total liabilities &
        stockholders equity              $11,737,657    $10,920,067
                                          ==========     ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CIPRICO INC AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)




                                           Three Months Ended  December 31
                                                       1995           1994
Net sales                                       $ 6,086,902    $ 3,668,527
Cost of sales                                     3,304,310      2,016,993
                                                  ---------      ---------
 Gross profit                                     2,782,592      1,651,534

Sales & Marketing expenses                        1,154,680        917,097
General and administrative expenses                 537,677        323,430
Research & development expenses                     513,206        377,652
                                                  ---------      ---------

Earnings from operations                            577,029         33,355
Other income                                        133,532         66,256
                                                  ---------      ---------

Earnings before taxes                               710,561         99,611
Income tax expense                                    5,000          5,000
                                                  ---------      ---------

Net Earnings                                     $  705,561     $   94,611
                                                  =========      =========

Earnings per share - primary                     $      .28     $      .04
Earnings per share - fully diluted               $      .28     $      .04
                                                  =========      =========

Average primary shares                            2,480,710      2,147,982
Average fully diluted shares                      2,543,405      2,147,982



See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                                      Three Months Ended December
                                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $   705,561     $    94,611
Adjustments to reconcile net earnings
  to net cash provided by
  (used in) operating activities
  Depreciation                                                           219,447         180,488
  Loss on retirement of fixed assets                                         255           1,185
  Gain on sale of marketable securities                                  (60,424)             --
Changes in operating assets & liabilities
  Inventory                                                              (67,750)       (473,131)
  Accounts receivable                                                    371,338         117,738
  Other current assets                                                   (44,449)         33,196
  Accounts payable                                                       (25,383)       (216,076)
  Accrued expenses                                                        54,686         (72,459)
  Income taxes payable                                                   (11,066)            352
  Deferred revenue                                                       140,401          33,245
  Other, net                                                              (6,443)         (1,154)
                                                                      ----------      ----------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                 1,276,173        (296,005)


CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases                                                     (124,082)       (174,616)
Proceeds from sale of equipment                                               --          16,043
Other assets, net                                                         (1,573)            150
Proceeds from sale of securities                                       1,267,506              --
                                                                      ----------      ----------
NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                 1,141,851        (158,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease
  obligations                                                             (8,501)         (5,686)
Proceeds from issuance of common stock                                    28,735          48,659
                                                                      ----------      ----------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                                                    20,234          42,973
                                                                      ----------      ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 2,438,258        (411,455)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                            3,425,471       2,176,125

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                             $ 5,863,729     $ 1,764,670
                                                                      ==========      ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.
                                      -4-

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                               December 31, 1995
                                  (Unaudited)


Note 1 Unaudited Statements

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 1995 and the results of operations and cash flows for the three month periods ended December 31, 1995 and 1994. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1995.

Note 2 Inventories




     Inventories were comprised of the following:

                               December 31, 1995   September 30, 1995

Raw Materials                     $   574,839         $   397,172
Work-in Process                       348,662             231,622
Finished Goods                        722,087             949,044
                                    ---------           ---------
                                  $ 1,645,588         $ 1,577,838
                                    =========           =========


Note 3 Earnings Per Share

     Earnings per common share primary and fully diluted were computed using the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options which would have had a dilutive effect.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

                   (December 31, 1995 vs. September 30, 1995)

     During the first quarter of fiscal year 1996, the level of cash and cash equivalents increased by $2,438,258. Operating activities generated $1,276,173 of cash mainly from net earnings of $705,561, the non-cash expense of depreciation of $219,447 and a decrease in accounts receivable of $371,338. Investing activities generated net cash of $1,141,851. Sale of the Company's marketable securities generated $1,267,506 and was partially offset by a $124,082 investment in capital equipment

     Management feels there is adequate liquidity to meet the immediate on-going operating needs of the Company.

                             RESULTS OF OPERATIONS

                     (Three months ended December 31, 1995
               compared to three months ended December 31, 1994)



     Sales during the first quarter of fiscal year 1996 increased by 66% to $6,086,902 when compared to sales of $3,668,527 for the same period last year. The increase is attributed to continued product acceptance and, addition of new customers in the visual computing markets for disk arrays. The film/video production market was the Company's largest market segment for shipments in the first quarter. Management anticipates improved sales over the previous fiscal year subject to growth in new applications and markets for disk arrays.

     Gross profit margin for the first quarter of fiscal year 1996 was 45.7% compared to 45.0% for the same period last year. The increase is due to manufacturing efficiencies from a higher sales volume and product cost controls. Management anticipates future gross profit margins will maintain at approximately the current quarter's level, but are highly dependent on customer mix and product mix.

     Sales and Marketing expenses were 19.0% of sales for the first quarter of fiscal year 1996 compared to 25.0% for the same period last year. Actual dollars of spending increased in the first quarter by $237,583, when compared to the same period last year. The increase in spending is largely attributed to the sales staff and related commissions expense associated with a higher level of sales. Management anticipates future sales and marketing spending for the remainder of the fiscal year will be higher than last year, as the Company increases the number of sales and marketing people to address the anticipated growth in the vertical markets for disk arrays.

     General and Administrative expenses were 8.8% of revenue for both the first quarter of fiscal year 1996 and 1995. The actual dollars of spending increased by $214,247 mainly due to increases in bad debt reserves and, management and employee bonuses. Management anticipates general and administrative expenses for the remainder of the fiscal year will be greater than last year based on expected continued sales growth, and are expected to be approximately 7-9% of sales.

     Research and Development spending was $513,206 for the first quarter of fiscal year 1996 compared to $377,652 for the same period last year. The current quarter spending is 8.4% of sales compared to 10.3% for the same period last year. Spending for the first quarter of fiscal year 1996 was to develop new disk array products, which complement the Company's current products, and for research work on the Company's next generation of disk arrays. Management anticipates research and development expenses for the remainder of the year should be in line with management's objective of 9-12% of sales, to support expected new product development and sales growth.

     The Company's "Other Income" reflects interest income generated during the three month period from investment of excess cash balances and royalty income from technology agreements with two customers. For the first quarter of fiscal 1996, this amount includes a gain of $60,424 from the sale of the Company's marketable securities.

     The Company's Net Earnings, for the first quarter of fiscal year 1996 of $705,561, are at an untaxed basis due to the Company having approximately $1,700,000 of net operating loss carryforwards and, $30,000 of tax credit carryforwards as of September 30, 1995.

                         PART II - OTHER INFORMATION



          Item 1.  Legal Proceedings
                   None.

          Item 2.  Changes in Securities
                   None.

          Item 3.  Defaults Upon Senior Securities
                   None

          Item 4.  Submission of Matters to a Vote of Security Holders

                   (a)  The Annual Meeting of the Registrant's
                        shareholders was held on Thursday, January 25, 1996.

                   (b) At the Annual Meeting the number of directors was set at six by a vote of 2,155,317 for, 16,272 against and 4,000 abstentions.

                   (c) Ronald B. Thomas and Peyton Gannaway were elected to serve as Class Two directors for a term of three years and until their successors have been duly elected and qualified. Each nominee received at least 2,097,648 shares in his favor with no more than 77,941 shares withholding their vote. The term of office of Robert H. Kill and Gary Deaner continues until the 1997 meeting. The term of office of Donald H. Soukup and William N. Wray continues until the 1998 Annual Meeting.

                   (d) Shareholders voted on the adoption of a five-part resolution in order to amend two existing stock option plans and to adopt two additional employee benefit plans. Specifically, the resolution (1) increased by 100,000 the number of shares reserved for issuance under the 1992 Nonqualified Stock Option Plan (the "1992 Plan"), (2) adopted an amendment to the automatic nonemployee director option grants under the 1992 plan, (3) increased by 250,000 the number of shares reserved for issuance under the 1994 Incentive Stock Option Plan, (4) adopted the Ciprico Inc. 1996 Restricted Stock Plan and (5) adopted the Ciprico Inc. 1996 Employee Stock Purchase Plan. With respect to approval of this resolution, 926,968 shares voted in favor, 171,084 were opposed, 7,669 shares abstained and 1,069,868 shares were represented by broker non-votes.

Item 5.  Other Information

         CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         Ciprico wishes to caution readers that statements in this report and elsewhere which are looking forward in time involve risks and uncertainties. Ciprico's actual results could differ materially from those expressed in any forward looking statements made by the Company due to important factors including the following:


         -- The Company sells its products into six visual computing vertical markets which include: film/video production, oil/gas exploration, digital prepress, medical imaging, satellite/telemetry and video services. Continued growth in sales in these markets is essential to company growth.

         -- Gross margins on product sales are highly dependent on the cost of disk drives. There is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

         -- Component parts for the Company's products have been on allocation from time to time from its suppliers, which means parts could become difficult to obtain, thus having an adverse effect on the Company's results of operations.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None.
         (b)  Reports on Form 8-K
              No report on Form 8-K was filed during the quarter ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  CIPRICO INC
                                 (the "Issuer")




Date: February 7, 1996

                                   /s/ Robert H. Kill
                                   --------------------------------------------
                                   Robert H. Kill, President
                                   (Principal Executive Officer)

                                   /s/ Cory J. Miller
                                   --------------------------------------------
                                   Cory J. Miller, Vice President of
                                   Finance/Chief Financial Officer
                                   (Principal Financial and Accounting Officer)