Form 10QSB
period 1996-03-31
CIPRICO INC
filed 1996-04-29
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------



                                  FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1996
                          Commission File No. 0-11336

                          ---------------------------



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





     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days.  Yes X  No   .
                                                                   ---   ---

     Shares of Common Stock outstanding at April 23, 1996, 3,487,900 shares.

     Transitional Small Business Disclosure Format (check one):
Yes   No  X.
   --    --

                  Total of Sequentially Numbered Pages:  10
                  No Exhibit Index

PART I

Item 1.  Financial Statements


                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                              March 31     September 30
                                                                   1996            1995
Assets                                                      (Unaudited)
Current Assets:
 Cash and cash equivalents                                 $ 6,041,025     $ 3,425,471
 Marketable securities                                              --       1,267,482
 Accounts receivable - net                                   3,515,092       3,315,286
 Inventories (Note 2)                                        2,452,464       1,577,838
 Deferred income taxes                                         308,000              --
 Other current assets                                          140,389         115,490
                                                            ----------       ---------
       Total current assets                                 12,456,970       9,701,567

Furniture and equipment - net                                1,498,993       1,212,434
Other assets                                                     7,840           6,066
                                                           -----------      ----------
       Total assets                                        $13,963,803     $10,920,067
                                                           ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities:
Current installments of obligations
   under capital leases                                    $    28,976     $    27,330
 Accounts payable                                            2,817,254       2,346,639
 Accrued expenses                                              886,348         588,908
 Income taxes payable                                          530,285          76,454
 Deferred revenue                                              167,913          89,548
                                                           -----------     -----------
       Total current liabilities                             4,430,776       3,128,879

Long-term installments of obligations
 under capital lease                                            22,399          40,102
Deferred rent                                                   42,646          54,822
                                                           -----------     -----------
       Total liabilities                                     4,495,821       3,223,803

Stockholders' Equity (Note 3):
 Common stock                                                   34,875          33,989
 Additional paid-in capital                                  6,842,553       6,621,704
 Retained earnings                                           2,612,383         997,509
 Unrealized gain on
       marketable securities                                        --          60,400
 Accumulated translation
       adjustment                                              (21,829)        (17,338)
                                                           -----------     -----------
      Total stockholders' equity                             9,467,982       7,696,264
                                                           -----------     -----------
      Total liabilities &
           stockholders' equity                            $13,963,803     $10,920,067
                                                           ===========     ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        CIPRICO INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)



                                                       Three Months Ended March 31                  Six Months Ended March 31
                                                               1996           1995                        1996           1995
Net sales                                                $6,695,977     $3,107,308                 $12,782,879     $6,775,835
Cost of sales                                             3,403,401      1,650,356                   6,707,711      3,667,349
                                                         ----------     ----------                  ----------     ----------
Gross profit                                              3,292,576      1,456,952                   6,075,168      3,108,486

Sales and marketing                                       1,173,803        889,518                   2,328,483      1,806,615
General and administrative                                  550,726        333,101                   1,088,403        656,531
Research and development                                    602,896        431,442                   1,116,102        809,094
                                                          ---------      ---------                   ---------      ---------
Earnings (loss) from operations                             965,151       (197,109)                  1,542,180       (163,754)

Other income, net                                            99,162         79,867                     232,694        146,123
                                                          ---------      ---------                   ---------      ---------
Earnings (loss) before
  income taxes                                            1,064,313       (117,242)                  1,774,874        (17,631)
Income tax expense                                          155,000          4,000                     160,000          9,000
                                                          ---------      ---------                   ---------      ---------
Net earnings (loss)                                        $909,313      $(121,242)                 $1,614,874       $(26,631)
                                                          =========      =========                  ==========       ========
Earnings (loss) per
  common share                                                  .24      $    (.04)                 $      .43       $   (.01)
                                                          =========      =========                  ==========       ========
Weighted average common
  shares outstanding (Note 3)                             3,830,802      3,218,293                   3,775,938      3,164,270




See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                         Six Months Ended March 31
                                                                 1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $1,614,874      (26,631)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                             439,268      361,089
    Deferred income taxes                                    (308,000)          --
    (Gain) loss on retirement of fixed assets                   1,658         (217)
    Gain on sale of marketable securities                     (60,424)          --
Changes in operating assets and liabilities:
    Accounts receivable - net                                (199,806)     978,703
    Inventories                                              (874,626)    (228,302)
    Other current assets                                      (24,899)      31,432
    Accounts payable                                          470,615     (566,201)
    Accrued expenses                                          297,440     (146,325)
    Income taxes payable                                      453,831        3,299
    Deferred revenue                                           78,365       21,902
    Other, net                                                (17,448)      (4,545)
                                                             --------     --------
NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                                      1,870,848      424,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Furniture and equipment purchases                            (728,365)    (344,779)
Proceeds from sale of furniture and equipment                     880       41,871
Other assets, net                                              (1,774)        (440)
Proceeds from sale of marketable securities                 1,267,506           --
                                                            ---------      -------
NET CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                       538,247     (303,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital leases                       (16,057)      (8,786)
Proceeds from issuance of common stock
  to employees                                                222,516      285,790
                                                              -------      -------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               206,459      277,004
                                                              -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   2,615,554      397,860
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 3,425,471    2,176,125
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                   $6,041,025   $2,573,985
                                                           ==========   ===========


See Accompanying Notes to Condensed Consolidated Financial Statements

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)

Note 1 Unaudited Statements

     The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three and six month periods ended March 31, 1996 and March 31, 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1995.

Note 2 Inventories

     Inventories were comprised of the following:


                             March 31, 1996     September 30, 1995
     Raw Materials               $  775,609             $  397,172
     Work-in Process                714,563                231,622
     Finished Goods                 962,292                949,044
                                  ---------              ---------
                                 $2,452,464             $1,577,838
                                 ==========             ==========





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


Note 4  Stock Split

     On March 27, 1996, the Company declared a three-for-two stock split which was distributed on April 12, 1996. Share and per share data for all periods presented have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

                    (March 31, 1996 vs. September 30, 1995)

     During the second quarter of fiscal year 1996, the level of cash and cash equivalents increased by $2,615,554. Operating activities generated $1,870,848 of cash mainly from net earnings of $1,614,874, and the non-cash expense of depreciation and amortization of $439,268. Increases in accounts receivable of $199,806 and inventories of $874,626 occurred due to the increase in net sales. These increases were partially offset by increases in accounts payable of $470,615, accrued expenses of $297,440 and income taxes payable of $453,831. Investing activities generated net cash of $538,247 mainly from the $1,267,506 in proceeds from the sale of marketable securities. The proceeds were partially offset by a $728,365 investment in capital equipment. Proceeds provided by financing activities were from the issuance of common stock for the exercise of stock options by employees.

     Management feels there is adequate liquidity to meet the on-going operating needs of the Company.


                             RESULTS OF OPERATIONS

                   (Three and six months ended March 31, 1996
            compared to three and six months ended March 31, 1995.)

     Net sales in the second quarter of fiscal 1996 increased by 115% to $6,695,977 when compared to sales of $3,107,308 for the same period last year. Net sales for the six month period of fiscal 1996 were up 89% to $12,782,879 when compared to $6,775,835 for the same period last year. The increase in net sales was attributed to strong product acceptance for disk arrays in the visual computing market generally and the film/video production market segment particularly. Several new customers in other vertical markets also contributed to the sales growth.

     The Company's continued international focus resulted in export sales of $4.8 million or 37.7% of net sales during the six-month period ended March 31, 1996 compared to $2.1 million or 31.0% of net sales for same period last year. Management anticipates sales growth over the previous year's level, due to growth in the number of customers and product applications for its disk array products.

     Gross profit, as a percent of net sales, for the most recent three and six month periods were 49.2% and 47.5%, respectively compared to 46.9% and 45.9%, respectively for the same periods last year. Gross profit for the current six-month period was higher than the same period last year due to a reduction in disk drive costs and strong sales of the Company's new 6900 disk array product, which carries a higher gross profit margin. Management anticipates gross profit margins for the remainder of fiscal 1996 should approximate the level attained during the first six months of fiscal 1996, however, gross profit margins are highly dependent on a number of factors including customer and product mix and disk drive costs. Disk drives are a significant cost component of total disk array costs and there is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

     Sales and marketing expenses, as a percent of net sales, for the most recent three and six month periods were 17.5% and 18.2% respectively compared to 28.6% and 26.7%, respectively for the same periods last year. These expenses, decreased due to the increased sales volume when compared to the same periods last year. The actual dollar spending for the current periods was higher than the same periods last year due primarily to commission expense associated with higher sales levels and an increase in the number of sales and marketing people hired to address the growing market segments. Management anticipates sales and marketing expenses for the remainder of fiscal 1996 will be higher than last year, but lower as a percent of sales when compared to last year.

     General and administrative expenses, as a percent of net sales, for the most recent three and six month periods were 8.2% and 8.5%, respectively compared to 10.7% and 9.7%, respectively for the same periods last year. The percentage decrease was due primarily to the increased sales volume in fiscal 1996, when compared to the same periods of last year. Actual dollar spending for the current periods was higher than last year due primarily to management and employee bonuses and bad debt expense. Management anticipates general and administrative expenses for the remainder of the fiscal year to be approximately 7-9% of net sales.

     Research and development expenses, as a percent of net sales, for the most recent three and six month periods were 9.0% and 8.7%, respectively compared to 13.9% and 11.9%, respectively, for the same periods last year. The percentage decrease was primarily due to the higher sales volume in the current six-month period compared to the same period last year. Actual dollar spending during the current periods was higher than the same periods last year, due to increases in development expenses for the Fibre Channel disk array, future product development expenses and engineering staff. Management anticipates research and development expenses for the remainder of the fiscal year, to be approximately 8% to 10% of net sales.


     Other income reflects the interest income from investment of excess cash balances and royalty income from technology license agreements with two customers. The increase for the current periods of fiscal 1996, when compared to the same periods last year, is due primarily to increased interest income from higher average cash balances and a gain of $60,424 from the sale of the Company's marketable securities.

     Income tax expense was $160,000 for the first six months of fiscal 1996 compared to $9,000 for the same period last year. This increase reflects the change in operating results of $1.8 million of pre-tax earnings for the first six month period of fiscal 1996 compared to a pre-tax loss of $18,000 for the same period last year. In the second quarter of fiscal 1996, the Company began to accrue income tax expense based on an estimated tax liability for fiscal 1996 resulting in an effective tax rate for the first six months of fiscal 1996 of 9% due to utilization of $1.7 million net operating loss carryforwards. The effective tax rate for fiscal 1996 is estimated to be 10% due to the utilization of the net operating loss carryforwards. The Company expects that its net loss carryforwards will be fully exhausted during fiscal 1996.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         Reference is made to Item 4 of the Registrant's Form 10QSB for the quarter ended December 31, 1995 which is incorporated herein by reference.

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



Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             None.

         (b) Reports on Form 8-K
             No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  CIPRICO INC
                                 (the "Issuer")



Date: April 25, 1996

                                           /s/ Robert H. Kill
                                           -------------------------------
                                           Robert H. Kill, President
                                           (Principal Executive Officer)

                                           /s/  Cory J. Miller
                                           --------------------------------
                                           Cory J. Miller, Vice President of
                                           Finance/Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)