Form 10QSB
period 1996-06-30
CIPRICO INC
filed 1996-08-05
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________


                                  FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1996
                          Commission File No. 0-11336

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



  Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

  Shares of Common Stock outstanding at August 5, 1996,
5,001,652 shares.

   Transitional Small Business Disclosure Format (check one):
Yes__ No X

PART I

Item 1.  Financial Statements


                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                              June 30                   September 30
                                                 1996                           1995
Assets                                     (Unaudited)
Current Assets:
   Cash and cash equivalents              $38,157,490                    $ 3,425,471
   Marketable securities                         -0-                       1,267,482
   Accounts receivable - net                3,235,922                      3,315,286
   Inventories (Note 2)                     2,343,459                      1,577,838
   Deferred income taxes                      308,000                           --
   Other current assets                       132,578                        115,490
                                            ---------                      ---------
         Total current assets              44,177,449                      9,701,567

Furniture and equipment - net               1,616,276                      1,212,434
Other assets                                   13,057                          6,066
                                            ---------                      ---------
         Total assets                     $45,806,782                    $10,920,067
                                           ==========                     ==========

Liabilities and Stockholders' Equity
Current Liabilities:
   Current installments of obligations
     under capital leases                 $    27,212                    $    27,330
   Accounts payable                         2,584,339                      2,346,639
   Accrued expenses                         1,065,653                        588,908
   Income taxes payable                       675,710                         76,454
   Deferred revenue                           191,897                         89,548
                                             --------                       --------
         Total current liabilities          4,544,811                      3,128,879

Long-term installments of obligations
  under capital lease                          18,282                         40,102
Deferred rent                                  35,912                         54,822
                                            ---------                      ---------
         Total liabilities                  4,599,005                      3,223,803



Stockholders' Equity (Note 3):
   Common stock                                50,005                         33,989
   Additional paid-in capital (Note 5)     37,670,180                      6,621,704
   Retained earnings                        3,508,498                        997,509
   Unrealized gain on
         marketable securities                    --                          60,400
   Accumulated translation
     adjustment                               (20,906)                       (17,338)
                                            ---------                      ---------
   Total stockholders' equity              41,207,777                      7,696,264
                                           ----------                      ---------
   Total liabilities &
         stockholders' equity             $45,806,782                    $10,920,067
                                           ==========                     ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                             Three Months Ended June 30               Nine Months Ended June 30
                                                1996                 1995                1996           1995
Net sales                                   $ 7,100,950         $  3,876,952       $  19,883,829   $  10,652,787
Cost of sales                                 3,678,669            1,974,144          10,386,380       5,641,493
                                              ---------           ----------          ----------       ---------
Gross profit                                  3,422,281            1,902,808           9,497,449       5,011,294


Sales and marketing                           1,354,847            1,094,920           3,683,330       2,901,535

General and administrative                      676,828              396,248           1,765,231       1,052,779
Research & development expense                  552,170              448,725           1,668,272       1,257,819
                                              ---------            ---------          ----------     -----------
Earnings (loss) from operations                 838,436              (37,085)          2,380,616        (200,839)

Other income                                    221,679               77,719             454,373         223,842
                                              ---------             --------          ----------       ---------
Earnings before income taxes                  1,060,115               40,634           2,834,989          23,003

Income tax expense                              164,000                6,000             324,000          15,000
                                               --------            ---------           ---------        --------
Net income                                    $ 896,115         $     34,634        $  2,510,989   $       8,003

Earnings per common share                     $     .20         $        .01        $        .63   $         .00

Weighted average common
  shares outstanding (Note 3)                 4,446,713            3,466,769           3,999,530       3,343,284



See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      Nine Months Ended June 30
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996                 1995
Net income                                        $ 2,510,989          $     8,003
Adjustments to reconcile net income
  to net cash provided by (used in)
Operating Activities:
  Depreciation   and amortization                     679,641              542,052
  Deferred income taxes                              (308,000)                 --
  (Gain) loss on retirement of fixed assets             2,972              (33,814)
  Gain on sales of marketable securities              (60,424)              (4,093)
  Excess of fair value over option price
    for stock options exercised                           --                59,466

Changes in operating assets & liabilities
  Accounts receivable - net                            79,364               30,320
  Inventories                                        (765,621)             (68,492)
  Other current assets                                (17,088)              85,854
  Accounts payable                                    237,700             (557,122)
  Accrued expenses                                    476,745              (42,995)
  Income taxes payable                                599,256               (9,398)
  Deferred revenue                                    102,349                 --
  Other, net                                          (22,478)             (16,381)
                                                      -------             --------
NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                              3,515,405               23,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Furniture and equipment purchases                  (1,088,394)            (500,230)
Proceeds from sale of furniture and
  equipment                                             1,939              125,458
Proceeds from sale of marketable
  securities                                        1,267,506                 --
Other assets, net                                      (6,991)              (4,938)
Net change in temporary cash investments                  --                82,456
                                                    ---------             --------
NET CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                               174,060             (297,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease                (21,938)             (15,050)
Proceeds from issuance of common stock
  (Note 5)                                         31,064,492              504,812
                                                   ----------             --------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                             31,042,554              489,762

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                 34,732,019              216,453
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         3,425,471            2,176,125
                                                    ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                          $38,157,490          $ 2,392,578
                                                  ===========          ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)

Note 1 Unaudited Statements

         The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the three and nine month periods ended June 30, 1996 and June 30, 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1995.

Note 2 Inventories

         Inventories were comprised of the following:

                                June 30, 1996     September 30, 1995
    Raw Materials               $   785,792            $   397,172
    Work-in Process                 396,036                231,622
    Finished Goods                1,161,631                949,044
                                  ---------              ---------
                                $ 2,343,459            $ 1,577,838
                                  =========              =========

Note 3 Earnings Per Share

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

Note 5  Secondary Offering

         On June 5, 1996, the Company completed the sale of 1.5 million shares of common stock in a public offering. Net proceeds from the stock offering totaled $30,775,975

Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                        LIQUIDITY AND CAPITAL RESOURCES

                     (June 30, 1996 vs. September 30, 1995)

         During the third quarter of fiscal year 1996, the level of cash and cash equivalents increased by $34,732,019. Operating activities generated $3,515,405 of cash mainly from net earnings of $2,510,989, and the non-cash expense of depreciation and amortization of $697,641. Increases in inventories of $765,621 occurred due to the increase in net sales. These increases were offset by increases in accounts payable of $237,700, accrued expenses of $476,745 and income taxes payable of $599,256. Investing activities generated net cash of $174,060 mainly from the $1,267,506 in proceeds from the sale of marketable securities. The proceeds were partially offset by a $1,088,394 investment in capital equipment. Proceeds provided by financing activities were largely from the issuance of common stock in a stock offering completed June 5, 1996 yielding net proceeds of $30,775,975.

         Management feels there is adequate liquidity to meet the on-going operating needs of the Company.


                             RESULTS OF OPERATIONS

                   (Three and nine months ended June 30, 1996
            compared to three and nine months ended June 30, 1995.)

         Net sales in the third quarter of fiscal 1996 increased by 83% to $7,100,950 when compared to sales of $3,876,952 for the same period last year. Net sales for the nine month period of fiscal 1996 were up 87% to $19,883,829 when compared to $10,652,787 for the same period last year. The increase in net sales was attributed to the continued strong product acceptance for disk arrays in the visual computing market, especially the film/video production market segment. Sony and Avid Technology, two key customers, made up 22% and 14% of net sales, respectively, for the third quarter. Several new customers were added which also contributed to the sales growth.

         The Company's continued international focus resulted in export sales of $8.0 million or 40% of net sales during the nine-month period ended June 30, 1996 compared to $3.4 million or 32% of net sales for same period last year. Management anticipates sales growth over the previous year's level, due to growth in the number of customers and product applications for its disk array products.

         Gross profit, as a percent of net sales, for the most recent three and nine month periods were 48.2% and 47.8%, respectively compared to 49.1% and 47%, respectively for the same periods last year. Gross profit for the current nine-month period was comparable to the same period last year. Management anticipates gross profit margins for the remainder of fiscal 1996 should approximate the level attained during the first nine months of fiscal 1996; however, gross profit margins are highly dependent on a number of factors including customer and product mix and disk drive costs. Disk drives are a significant cost component of total disk array costs and there is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

         Sales and marketing expenses, as a percent of net sales, for the most recent three and nine month periods were 19.1% and 18.5%, respectively compared to 28.2% and 27.2%, respectively for the same periods last year. These expenses, decreased due to the increased sales volume when compared to the same periods last year. The actual dollar spending for the current periods was higher than the same periods last year due to commission expense associated with higher sales levels, an increase in advertising and promotional expense, and an increase in the number of sales and marketing people hired to address the growing market segments. Management anticipates sales and marketing expenses for the remainder of fiscal 1996 will be higher than last year, but lower as a percent of sales when compared to last year.

         General and administrative expenses, as a percent of net sales, for the most recent three and nine month periods were 9.5% and 8.9%, respectively compared to 10.2% and 9.9%, respectively for the same periods last year. Actual dollar spending for the current periods was higher than last year due primarily to management and employee bonuses, bad debt expense, and a general increase in spending. Management anticipates general and administrative expenses for the remainder of the fiscal year to be approximately 8-10% of net sales.

         Research and development expenses, as a percent of net sales, for the most recent three and nine month periods were 7.8% and 8.4%, respectively compared to 11.6% and 11.8%, respectively, for the same periods last year. The percentage decrease was primarily due to higher sales volume in the current nine-month period compared to the same period last year. Actual dollar spending during the current periods was higher than the same periods last year due to increases in development expenses for the Fibre Channel disk array, future product development expenses and engineering staff. Management anticipates research and development expenses for the remainder of the fiscal year to be approximately 8% to 10% of net sales.


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

         Income tax expense was $324,000 for the first nine months of fiscal 1996 compared to $15,000 for the same period last year. This increase reflects the change in operating results of $2.8 million of pre-tax earnings for the first nine month period of fiscal 1996 compared to $23,000 for the same period last year. The Company began to accrue income tax expense in the second quarter, based on an estimated tax liability for fiscal 1996, resulting in an effective tax rate for the first nine months of fiscal 1996 of 11% due to utilization of $1.7 million net operating loss carryforwards. As of the current period, the Company's net operating loss carryforwards are fully exhausted.

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


Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits
                  27 - Financial Data Schedule (filed in electronic format only)

         (b)      Reports on Form 8-K
                  No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  CIPRICO INC
                                 (the "Issuer")



Date: August 5, 1996

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

                                 EXHIBIT INDEX



                                  CIPRICO INC

                                  FORM 10-QSB
                        For Quarter Ended June 30, 1996


Exhibit Number                    Description

  27                              Financial Data Schedule