Form 10KSB
period 1996-09-30
CIPRICO INC
filed 1996-12-20
CIK 720145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
September 30, 1996             _____________         Commission File No. 0-11336


                                  CIPRICO INC.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                             41-1749708
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


                               2800 CAMPUS DRIVE
                           PLYMOUTH, MINNESOTA 55441
              (Address of Principal Executive Offices) (Zip Code)

                           Issuer's Telephone Number,
                      Including Area Code:  (612) 551-4000
                                 _____________

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                 _____________

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.  Yes  X
No                                                                         ----
   -----

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues for the fiscal year ended September 30, 1996 were $27,408,126.
                                 _____________

   The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 4, 1996 was approximately $49,040,000 (based upon the last sale price of the Registrant's Common Stock on such date).

   Shares of Common Stock outstanding at December 4, 1996:  5,018,522 shares.
                                _______________

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

================================================================================

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Ciprico Inc. and its subsidiaries (Ciprico, Company, Registrant) design, manufacture, market and service RAID disk arrays and SCSI controllers for the domestic and international visual computing markets. The Company's products are compatible with industry standard architectures enabling users to interface with the primary open architecture computing platforms found in the visual computing market designed by Silicon Graphics, Inc. ("Silicon Graphics"), Sun Microsystems, Inc., Hewlett-Packard Company, IBM Corporation and Apple Computer, Inc. The Company is ISO 9001 certified, an international quality standard.

         The Company was incorporated under the name Computer Products Corporation in February 1978 and changed its name to Ciprico Inc. in May 1983. Until September 1980, substantially all of the Company's revenues were generated from engineering consulting services provided to manufacturers and end users of computer systems. The Company began development of its controller based products in January 1980 and shipped its first controller product in September of the same year. The controller board products are becoming a smaller portion of the Company's business as it focuses on its disk array markets.

         In late 1990 the Company introduced for sale its first RAID-3 disk array subsystem which allowed five disk drives to function as one large drive to the computer. In 1991, the Company introduced the NetArray(TM) product, which is comprised of a disk array, SCSI controller and special utilities for the Novell network market. This product has been discontinued. In 1992, the Company developed its 6700 Series disk array allowing up to nine drives for storage and utilizing the latest disk drive technology.

         The Company's disk arrays are designed to meet the demanding data transfer rate, storage capacity and data redundancy needs of the visual computing market. Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three dimensional images and other images. Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods. The Company's targeted market segments are film/video production, satellite telemetry, oil and gas exploration, medical imaging, digital prepress, and broadcast and video services. The Company now offers four series of RAID-3 disk arrays. Since 1990, Ciprico has focused on designing leading edge, high performance disk arrays specifically for use in the Company's targeted market segments, delivering high quality service through extensive customer training and support programs, and building a sales organization capable of supporting increased demand for the Company's products.

NARRATIVE DESCRIPTION OF BUSINESS

(1)      PRODUCTS AND SERVICES.

         PRODUCTS.

         The Company's product line consists mainly of disk arrays, with a smaller segment of sales made for controllers. Both product lines carry the common theme of providing the highest levels of performance while maintaining connectivity by adopting industry standards.

         The Company introduced its first generation RAID-3 disk array product in 1990. Over the next six years, Ciprico introduced several new disk array products to meet the changing needs of its customers. The Company announced its newest product, the 7000 Fibre Channel Series disk array, in April 1996 and commenced shipments of this product in the fall of 1996. Ciprico now offers customers a choice of four different series of disk arrays depending on their needs. Prices for the Company's disk arrays generally range from $10,500 to $110,000 per disk array depending on the features selected by the customer. Applications may require one or several disk arrays.

         The Company designs, develops and manufactures all of its disk array products to operate within industry standards and at peak performance levels. The controller board, internal packaging, component integration and cabinet design are all results of Ciprico's engineering expertise. Disk drives and power supplies are mounted on easily removable shuttles which make swap outs simple.

         6500 Series. One of the Company's newest product introductions is the 6500 Series of disk arrays, targeted at entry-level or low-cost application environments. The 6500 Series offers 30 MB per second transfer rate and allows users to swap disk drives without losing data or performance. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 8 to nearly 30 GB. The 6500 Series can be striped or daisy-chained together for additional capacity.

         6700 Series. The Company's 6700 Series disk arrays offer customers a sustained transfer rate of 19 MB per second. These disk arrays are compatible with SCSI-2 (an industry standard protocol that allows peripheral equipment to connect with the host computer). Storage capacity on the Company's disk arrays is limited only by the capacity of the disk drives themselves. With a continual program of disk drive qualification, the highest performing and highest quality disk drives are offered with the disk array. The 6700 Series disk arrays consist of five or nine drives and currently have storage capacities of 8 GB to 72 GB. Ciprico's 6700 Series disk arrays offer several redundancy features, including hot swap drives, which allow replacement of a failed disk drive without any interruption in performance while the failed disk drive is being replaced at the convenience of the user. Hot swap power supplies are available to prevent interruption due to power supply failure.

         6900 Series. Ciprico's 6900 Series disk arrays use a new version of the SCSI peripheral interface standard, known as UltraSCSI, double-speed or Fast-20. While maintaining compatibility with SCSI-2, the UltraSCSI interface offers sustained transfer rates of 36 MB per second. Before the introduction of UltraSCSI, multiple disk arrays had to be striped together to increase transfer rates. With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second. The Company's 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 16 GB to 72 GB. The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

         7000 Fibre Channel Series. In April 1996, Ciprico announced its newest RAID disk array, the 7000 Series, the industry's first disk array to offer a host interface compatible with full speed Fibre Channel, the fastest interface currently available. The 7000 Series offers a sustained transfer rate of 76 MB per second. This disk array is capable of transferring uncompressed video images in a real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images.

         Ciprico qualifies its 7000 Series disk arrays with popular host adapters for standard platforms to preserve compatibility with its customer's systems. As new computer platforms are introduced specifically for Fibre Channel, the Company intends to integrate the 7000 Series with platforms that deliver the highest performance possible to take advantage of full speed Fibre Channel which can offer maximum interface transfer rates of up to 100 MB per second. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel. The storage capacities supported by the 7000 Series disk arrays range from 16 GB to 72 GB. The total system storage capacity can grow to a terabyte with only fifteen arrays and a single host connection. The 7000 Series has hot swap disk drives, power supplies and fans.

         Spectra Series. Ciprico has developed, in cooperation with Silicon Graphics, the Spectra Series to work with Silicon Graphics platforms. The 6500, 6700, 6900 and 7000 Series of disk arrays may all be ordered as a Spectra package. Included in the Spectra package is a Ciprico disk array, an adapter for certain models, and a set of software utilities. These graphical user interface-based utilities were written by Ciprico to facilitate the installation and use of a Ciprico disk array with a Silicon Graphics platform. Spectra disk arrays have received Silicon Graphics' "Gold Seal Approval," which signifies that the products have successfully undergone extensive testing by Silicon Graphics.

         Controllers. Prior to 1994, the Company's sales were largely attributed to controller boards, peripheral input/output connectors for tape and disk drives. In the early 1990s, as the controller market weakened, the Company transitioned its focus to the RAID-3 disk array markets. While the Company continues to sell controller boards, it expects such sales to represent a decreasing percentage of net sales.

         SERVICES.

         Ciprico offers several training and service programs including the Advantage Support Program and the Safety Net Spares Program. The Advantage Support Program allows the customer to choose which spares it will rent for its disk array support. This program also offers training for service technicians, priority telephone support and parts repair and updates at no additional charge.

         With the Safety Net Spares Program, critical spare parts are located at the customer's site on a consignment basis, while other spare parts are available upon request with next-day delivery. Under this program, the customer's technicians are provided with training, a training manual, service guide and a software diagnostic application. Telephone support specialists are also available through the Company's toll-free help line, which has a 99% attainment record of customers reaching a technical support specialist on the first call. International customers have critical and non-critical spare parts on location.

         The Company also provides a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period from one to three years from the date of shipment to customers. Extended warranty and maintenance services are also offered to customers as the primary warranty expires. All repair work for the Company's products is presently done at the Company's Plymouth, Minnesota, manufacturing facility.


(2)      MARKETING AND DISTRIBUTION.

         MARKETS.

         The Company's market focus is visual computing applications. Within the visual computing market, the Company focuses on the film/video production, satellite telemetry, oil and gas exploration, medical imaging, digital prepress, and broadcast and video services market segments. Each of these market segments requires the high data transfer rate performance, large storage capacity and redundancy provided by the Company's RAID-3 disk arrays.

         Film/Video Production. The film/video production market segment includes companies that create, edit and manipulate images for the entertainment industry, such as movie studios and post-production facilities. Applications within this market include 3D animation, compositing (the digital layering of two different image sequences), special effects, film restoration and editing. Film/video production companies require extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen.

         Ciprico's disk arrays are among the first in the film/video production market to offer a single disk array that achieves smooth motion, or real-time video transfer rates.

         Satellite Telemetry. The satellite telemetry market segment consists of companies and military organizations that capture and extract images from satellites and transfer them to groundstations for processing. This market segment has three primary applications where Ciprico disk arrays are best suited: data capture, image processing and extraction, and mission planning. Data capture is the process of collecting the images that are transmitted from a satellite passing overhead to a groundstation located on earth. The groundstation must be capable of reading these transmitted images very fast and be ready to receive them during the small window of opportunity when the satellite is in position to transmit. In the image processing and extraction application, the images that are gathered at the groundstation are bundled into data sets for use by various industries. The data sets can be hundreds of GBs thus requiring massive storage. In the mission planning application, data is used to manage troop deployment, which frequently requires real-time viewing of 3D images.

         Ciprico's disk arrays deliver high performance transfer rates, typically real-time, that are required by users in the satellite telemetry market segment.

         Oil and Gas Exploration. The oil and gas exploration market segment is comprised mainly of the major oil and gas exploration companies. This market segment has undergone dramatic changes in recent years with the introduction of 3D technology. Seismic data is typically generated by detonating an explosive charge, sending shock vibrations beneath the earth's surface, which reflect off underground geological formations. The seismic data, which can be measured in terabytes (1,000 GB), is recorded, processed to about one-tenth of its original data size and stored digitally. The processing and interpretation of the seismic data may take days or even weeks, during which time a Ciprico disk array's redundancy features are critical should a disk drive or power supply fail. By using high performance workstations and disk arrays, the seismic information can be displayed through 3D images representing underground geological formations, enabling the exploration company to locate oil fields and determine optimal drilling sites.

         Medical Imaging. The medical imaging market segment includes medical equipment manufacturers and end users such as hospitals, clinics and other diagnostic centers that collect and interpret medical images. The two primary medical imaging application environments in which Ciprico disk arrays operate best are image acquisition and image storage and transmission. A magnetic resonance imaging ("MRI"), computed tomography ("CT") or ultrasound examination is conducted on a patient in a radiology lab. The resulting image acquired is stored digitally. Image storage and transmission applications, such as picture archive and communications systems ("PACs") and teleradiology, are essentially networks of medical images. The digital image that is acquired in the radiology laboratory is stored in a central archive and must be rapidly retrieved and displayed at viewing stations throughout the hospital or clinic.

         The redundancy features of the Company's disk arrays also ensure that examination images are not lost due to drive failure.

         Digital Prepress. The digital prepress market segment consists of companies such as computer-to-plate or direct-to-press manufacturers that utilize disk arrays to optimize performance. Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction, and provides the printer with tools for quick turnaround. Examples of prepress applications include desktop publishing and page layout, photo-retouch, large workgroup servers and production management software, computer-to-plate devices, and digital presses. Computer-based prepress applications create image sizes up to 200 MB for a single page of printed material. As the printing industry endorses digital technology to reduce cost, improve flexibility and shorten production schedules, new opportunities are developing within the prepress market. RAID-based disk storage provides many features and benefits for improving the capabilities of digital prepress applications.

         Broadcast and Video Services. The broadcast and video services market segment includes companies that demand delivery of high bandwidth video for real-time viewing at a reasonable cost. In this market segment, video is digitized and stored on disk subsystems and transmitted for viewing. The disk-based approach replaces videotape systems, which are less reliable and more expensive to maintain.

         Broadcast and video service applications are some of the most demanding disk storage and require very high data bandwidth to supply different video streams to multiple users. Further, there can be no interruptions in service, which causes dead-air time. Large storage capacity is also required to allow an adequate selection of content for viewing. Without disk arrays these applications would not be possible or, at best, would be relegated to the more expensive and less flexible videotape-based systems.

         In other video services markets, the applications may be different, but the use for RAID disk arrays is similar. For instance, in the hospitality industry, disk-based systems are used for movies-on-demand in hotels. Another emerging application is in-flight entertainment, in which in-flight video systems allow passengers to view movies, on demand, on screens located in seat backs. Education is also a growth area for disk-based video delivery systems. Whether for academic or corporate training, users can watch training videos on the desktop, at any time. In all these applications, Ciprico's disk array systems may be used to store the video content and delivery it for viewing in real-time.

         DISTRIBUTION.

         The Company's strategy is one of application selling into the Company's identified segments of the visual computing market. This strategy requires that the Company's marketing and sales personnel have an in-depth knowledge of the various imaging applications and related data storage requirements of end users in the various segments. Based upon such understanding, the Company's product managers are responsible for developing a comprehensive marketing plan tailored to the needs of each market segment, including brochures, trade shows, advertising and direct mail. In addition, the Company relies on its experienced application engineers to support the Company's marketing and sales efforts.

         As part of the Company's marketing and sales strategy, the Company has from time to time entered into relationships with companies, primarily hardware and software suppliers to the visual computing marketing, that Ciprico believes could play an important role in the successful marketing of the Company's products. For example, the Company has developed a strong relationship with Silicon Graphics, a leading manufacturer of computer platforms in the visual computing market.

         Typically, the Company's disk arrays are sold to OEMs for inclusion in their own computer systems and to systems integrators and VARs who in turn sell the disk arrays to end users. The initial sales process is complex, requiring interaction with several layers of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the Company's typical sales cycle is three to nine months.

         The Company's products are sold through a combination of direct sales people, independent manufacturers' representatives. VARs and other distributors. Ciprico's direct sales organization coordinates the activities of the Company's manufacturers' representatives and distributors and actively participates with them in selling efforts. This enables the Company to establish strong direct ties with its customers and end users. The Company's North American sales locations are in Plymouth, Minnesota; Raleigh, North Carolina; Nashua, New Hampshire; Dallas, Texas; and several locations in California. The Company has an international sales and service office in Newbury, England and a sales office in Singapore.

(3)      STATUS OF NEW PRODUCTS.

         See item (10) below.

(4)      COMPETITION.

         The market for all levels of RAID disk arrays is highly competitive. The Company competes with other disk array manufacturers, with manufacturers of proprietary integrated computer systems and with systems integrators that market computer systems which contain general purpose RAID disk arrays. Such competitors often offer systems at lower prices than those offered by the Company and the Company must compete on the basis of product performance in specific applications. Many of these competitors have greater financial, manufacturing and marketing resources than those of the Company.

         The Company's ability to compete successfully depends upon its ability to continue to develop high performance products that obtain market acceptance and can be sold at increasingly competitive prices. Although the Company believes that its RAID-3 disk array products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for the Company's products, or that the Company may encounter increased price competition for such products which could materially and adversely affect the Company's operating results. Also, the Company's OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than the Company's products, which could materially and adversely affect the Company's operating results.

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

         The disk array is comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts. The metal enclosure and power supply are specified to the Company's needs, but alternative sources for the components are available. The Company has strategic partners with which it works closely to fill these needs. The principal suppliers are Anthem Electronics, Manufacturing Services Limited and Fabrico Inc.

         The Company depends heavily on its suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for the Company's products are available from numerous sources at competitive prices, certain of the disk drives used in its products are presently purchased by the Company from a single source. Furthermore, because of increased industry demand for many of those components, their manufacturers may, from time to time, not be able to make delivery on orders on a timely basis. In addition, manufacturers of components on which the Company relies may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to the Company.

         The Company has no long-term supply contracts. There can be no assurance that the Company will be able to obtain, on a timely basis, all of the components it requires. If the Company cannot obtain essential components as required, the Company could be unable to meet demand for its products, thereby materially adversely affecting its operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases and adversely affect the Company's operating results.

         Assembly operations for the Company are ISO 9001 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required. The sophisticated nature of the Company's products does, however, require extensive testing by skilled personnel. The Company utilizes specialized testing equipment and maintains an internal test engineering group to provide this product support.

(6)      CUSTOMER DEPENDENCE.

         The Company's products are sold to a broad base of customers. For the year ended September 30, 1996, sales to Sony Trading International and Sony Pictures Imageworks combined, totaled 18% of net sales, while sales to Avid Technology totaled 11% of net sales. For the year ended September 30, 1995, no one customer accounted for 10% or more of net sales. For the year ended September 30, 1994, sales to Eastman Kodak represented approximately 14% of net sales.

(7)      PATENTS AND TRADEMARKS.

         The Company has no patents, and does not consider ownership of patents to be material to its business. The Company believes that the rapidly changing technology in the computer industry makes the Company's future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain. However, protection of the Company's proprietary hardware, firmware and software is very important to the Company. It relies upon trade secrecy and confidentiality agreements with its employees and customers, rather than on patent or copyright protection, to preserve its intellectual property rights in this material. The Company has obtained federal registrations for the trademarks Ciprico(TM), Tapemaster(TM), Rimfire(TM), Quartermaster(TM) and Net Array(TM) and has a registration outstanding for the mark Spectra 6000.

(8)      GOVERNMENT APPROVALS.

         The Company is not required to obtain government approval of its products.

(9)      EFFECT OF GOVERNMENT REGULATIONS.

         The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

(10)     RESEARCH AND NEW PRODUCT DEVELOPMENT.

         The Company operates in an industry which is subject to rapid technological change. Its goals in research and development are to develop leading edge products that adhere to industry standards. The Company's ability to achieve this goal is largely dependent upon its ability to anticipate and respond to change. The Company uses engineering design teams that work cross-functionally with marketing managers, application engineers and customers to develop products and product enhancements. Computer input/output interface standards are maintained and an extensive disk drive qualification program is in place to monitor off-the-shelf disk drives to ensure the quality and performance of the disk drives integrated into the Company's disk arrays. As part of its development strategy, the Company actively seeks available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses, such as Silicon Graphics.

         Ciprico's research and development efforts have been successful as demonstrated by such accomplishments as offering the first RAID-3 disk array to achieve real-time playback of uncompressed video, and the first and only RAID-3 provider to receive Silicon Graphics' "Gold Seal Approval." In April 1996, the Company announced its newest product, which utilizes the new Fibre Channel interface. The Company has invested significant resources in the development of its Fibre Channel disk array and is the first manufacturer to introduce a disk array integrating this new interface. The Company began shipments of this new Fibre Channel product in the fall of 1996. The Company is one of 60 companies that are members of the Fibre Channel Association, which is committed to providing connectivity to standard computing platforms.

         Research and Development expenses in fiscal 1996 and 1995 were $2,423,000 and $1,800,000, respectively. All of the Company's research and development expenditures are expensed as incurred. At November 30, 1996, the Company had 27 full-time employees engaged in research and development activities, 25 of whom are engineers.

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

(12)     EMPLOYEES.

         At November 30, 1996, the Company had 102 full-time employees, of which 18 were engaged in manufacturing, 27 in engineering and research and development, 43 in sales, sales support and marketing and 14 in general management and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 32,000 square feet. The lease for this space expires in October 2002. The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company owns most of the equipment used in its operations. Such equipment consists primarily of manufacturing and test equipment, tools and fixtures.


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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Ciprico common stock is traded on the NASDAQ National Market System under the symbol CPCI. On March 27,1996, the Company declared a three-for-two stock split which was distributed on April 12,1996. As of November 30, 1996, there were approximately 3,475 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 1996 and 1995, were:



Quarter                                 1996 High             1996 Low              1995 High              1995 Low
-------------------------------------------------------------------------------------------------------------------

First.................................   $12.08                 $5.83                  $3.42                  $2.58
Second................................    15.83                 10.67                   4.00                   3.00
Third.................................    28.50                 12.88                   5.42                   3.42
Fourth................................    20.25                 11.75                   7.67                   4.00

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS

Ciprico Inc. and Subsidiaries

RESULTS OF OPERATIONS
NET SALES:
Net sales increased by $11.4 million or 72% in 1996 from 1995 compared to an increase of $2.8 million or 22% in 1995 from 1994. In 1996, the Company continued to increase the percentage of sales derived from disk array products. Disk array product sales made up 89% of sales in 1996 compared to 74% in 1995 and 65% in 1994.

The ability to penetrate the visual computing markets, especially the film/video market, helped increase sales in 1996. The film/video market accounted for 45% of sales in 1996 compared to 27% of sales in 1995. There are several major film and video production studios using various Ciprico disk array products. The satellite telemetry and broadcasting markets, combined, made up 29% of sales in 1996 compared to 33% of sales in 1995. The Company believes its early presence in these markets was a strong contributing factor to the sales growth.

In 1996, two significant customers made up 29% of sales. Sony Trading International combined with Sony Pictures made up 18% of net sales, while Avid Technology made up 11% of net sales. Both of these customers are in the film/video and broadcasting markets. Net sales were very diverse in 1995 resulting in no single customer accounting for more than 10 percent of sales. One customer, Eastman Kodak, accounted for 14% of sales in 1994.

Export sales were 36% of net sales in 1996, compared to 35% in 1995 and 21% in 1994. Sales in Japan accounted for 20% of net sales in 1996, compared to 14% in 1995 and 4% in 1994. The majority of the Japan sales were to Sony Trading International.

COST OF SALES AND GROSS PROFIT:
Gross Profit increased to $13 million and was 48% of net sales in 1996 compared to $7.5 and $6.3 million or 47% and 48% in 1995 and 1994, respectively. The Company is able to maintain its gross margin percentages through strong customer support and effective cost controls.

In 1996, the Company completed an expansion of its manufacturing space to improve production capacity and efficiencies. The Company believes in strong vendor relations to aid in component availability and cost reductions. The Company anticipates 1997 gross profit, as a percent of net sales, to range in the mid to upper forty percent.

SALES AND MARKETING EXPENSES: Sales and marketing expenses totaled $5.4 million or 20% of net sales in 1996 compared to $4.1 million or 26% of net sales in 1995 and $3.7 million or 28% of net sales in 1994. The increased expenditures reflect costs associated with increased sales and marketing staff, commissions associated with a higher level of sales, and promotion expenses. Sales and marketing expenses are expected to increase in actual dollars in 1997 in line with expected growth in sales, but decrease as a percent of net sales.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses were $2.2 million or 8% of net sales in 1996 compared to $1.4 and $1.3 million or 9% and 10% of net sales for 1995 and 1994, respectively. The increase in dollars of expense spending for 1996 was due to management bonuses as well as a general increase in expenses to support Company growth in 1996. The Company expects general and administrative expenses to increase in 1997 in line with expected growth in sales, but remain constant or decrease as a percent of net sales.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses in 1996 were $2.4 million or 9% of net sales compared to $1.8 million and $1.7 million or 11% and 13% of net sales in 1995 and 1994, respectively. Spending increased in 1996 due to additional staff and expenses associated with product development for the 7000 Series Fibre Channel and 6500 Series entry-level disk array products. The Company expects research and development expenses in 1997 to increase due to new product development planned for future disk array products and computer platform connectivity.

OTHER INCOME(EXPENSES):
Other income and expenses increased by $659,000 in 1996. Interest and dividend income, the largest component, increased $597,000 due to higher average cash balances associated with the proceeds from the stock offering in May, 1996. In 1994 there was a charge of $193,000 for the cost-to-market adjustment for investments.

INCOME TAX EXPENSE:
Income tax expense for 1996, 1995 and 1994 is described in footnote four of the consolidated financial statements.

NET EARNINGS(LOSS):
Net earnings increased in 1996 to $3.4 million compared to $396,000 in 1995 and a loss of $(321,000) in 1994. The 1996 increase was due to the increased sales level, lower expenses as a percent of net sales, and increased interest income. The 1995 increase was due to the higher sales level and no unfavorable adjustments to marketable securities as experienced in 1994.

LIQUIDITY AND CAPITAL RESOURCES:
Liquidity is very strong with cash and cash equivalents and short-term marketable securities totaling $27.3 million at year-end compared to $4.7 million in 1995. The $22.6 million increase in 1996 is primarily due to $30.8 million net proceeds received in June 1996 from the sale of 1.5 million shares of Common Stock. Additionally, the Company invested $10 million of the net proceeds in long-term marketable securities. The Company's working capital was $30.1 million at September 30, 1996 compared to $6.6 million at September 30, 1995.

Cash flows from operating activities in 1996 were $3.5 million and were largely attributed to net earnings of $3.4 million plus non-cash expenses for depreciation and amortization of $841,000 and provisions for inventory obsolescence and warranty of $763,000. Inventory increased by $1.9 million or 121% and accounts receivable increased by $1.4 million or 43% to support the increased sales level. These increases were partially offset by an increase in accounts payable of $629,000 and income taxes payable of $932,000.

Cash flows used in investing activities related mainly to the investment of the net proceeds from the stock offering. Equipment expenditures in 1996 totaled $2 million versus $683,000 in 1995. The increase was for purchases of test equipment for new products, expansion of the manufacturing space and upgrading of the Company's computer systems. Future investment for equipment is expected to increase due to continuing computer systems upgrades and new product development needs. Cash flows provided by financing activities were largely the result of proceeds from the sale of 1.5 million shares of Common Stock.

Funding of future working capital needs and equipment purchases could cause a reduction in the cash balances in 1997. The Company believes that cash provided by operations and the net proceeds to the Company from the 1996 Common Stock offering will be adequate to fund 1997 operations as currently planned.

FORWARD-LOOKING INFORMATION:
The statements in this Annual Report that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. Certain of these risks and uncertainties are discussed below.

The Company sells its products into six visual computing vertical markets which include: film/video production, oil/gas exploration, digital prepress, medical imaging, satellite telemetry and video services. Continued growth in sales in these markets is essential to Company growth.

Gross margins on product sales are highly dependent on the cost of disk drives. There is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

Component parts for the Company's products have been on allocation from time to time from its suppliers, which means parts could become difficult to obtain, thus having an adverse effect on the Company's result of operations.

The Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. Delays in product enhancements and developments, failure to gain market acceptance of new or enhanced products, or emergence of new products or technologies by others, would have an adverse effect on the Company's business and result of operation.

ITEM 7.  FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS
Ciprico Inc. and Subsidiaries


September 30,                                                                          1996       1995
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ....................................................  $13,398,162 $ 3,425,471
Marketable securities.........................................................   13,871,013   1,267,482
Trade accounts receivable, less allowance for doubtful accounts of $335,000 in
   1996 and $180,000 in 1995 .................................................    4,469,242   3,227,535
Other receivables ............................................................      129,892      87,751
                                                                                -----------------------
   Total accounts receivable..................................................    4,599,134   3,315,286
Inventories:
   Finished goods.............................................................    1,215,335     949,044
   Work-in-process............................................................      496,412     231,622
   Raw materials..............................................................    1,306,058     397,172
                                                                                -----------------------
   Total inventories..........................................................    3,017,805   1,577,838
Deferred income taxes.........................................................      507,000           -
Other current assets..........................................................      261,775     115,490
                                                                                -----------------------
   Total current assets.......................................................   35,654,889   9,701,567
Property and equipment, at cost:
   Furniture and fixtures.....................................................      576,289     332,418
   Equipment..................................................................    5,746,275   4,623,976
   Leasehold improvements.....................................................      267,035      41,707
                                                                                  6,589,599   4,998,101
   Less accumulated depreciation and amortization.............................   (4,241,722) (3,785,667)
                                                                                -----------------------
   Net property and equipment.................................................    2,347,877   1,212,434
Marketable securities.........................................................    9,987,843           -
Other assets..................................................................       13,291       6,066
                                                                                -----------------------
   Total assets...............................................................  $48,003,900 $10,920,067
                                                                                =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current installments of obligations under capital leases......................  $    25,192 $    27,330
Accounts payable..............................................................    2,975,263   2,346,639
Accrued compensation..........................................................      663,474     354,611
Warranty accrual..............................................................      295,355      65,000
Income taxes payable..........................................................      792,269      76,454
Other accrued expenses........................................................      249,535     169,297
Deferred revenue..............................................................      517,692      89,548
                                                                                -----------------------
   Total current liabilities..................................................    5,518,780   3,128,879
Long-term installments of obligations under capital leases....................       13,926      40,102
Deferred income taxes.........................................................       15,000           -
Deferred rent.................................................................       29,179      54,822
                                                                                -----------------------
   Total liabilities..........................................................    5,576,885   3,223,803
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
   none issued and outstanding ...............................................            -           -
Common stock, $.01 par value; 9,000,000 shares authorized; issued and
   outstanding 5,011,390 shares in 1996 and 3,398,919 shares in 1995..........       50,114      33,989
Additional paid-in capital....................................................   37,952,089   6,621,704
Retained earnings.............................................................    4,441,211     997,509
Unrealized gain on securities available for sale..............................            -      60,400
Accumulated translation adjustment............................................      (16,399)    (17,338)
                                                                                -----------------------
   Total stockholders' equity.................................................   42,427,015   7,696,264
                                                                                -----------------------
Commitments (NOTE 10)
   Total liabilities and stockholders' equity.................................  $48,003,900 $10,920,067
                                                                                =======================

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Ciprico Inc. and Subsidiaries


Years ended September 30                                                  1996          1995          1994
----------------------------------------------------------------------------------------------------------
Net sales........................................................  $27,408,126   $15,966,203   $13,120,610
Cost of sales....................................................   14,383,459     8,498,374     6,847,643
                                                                   ---------------------------------------
Gross profit.....................................................   13,024,667     7,467,829     6,272,967
Sales and marketing expenses.....................................    5,405,226     4,129,493     3,693,255
General and administrative expenses..............................    2,233,206     1,432,373     1,307,632
Research and development expenses................................    2,423,190     1,799,547     1,693,619
                                                                   ---------------------------------------
Earnings (loss) from operations .................................    2,963,045       106,416      (421,539)
                                                                   ---------------------------------------
Other income (expenses):
  Interest expense ..............................................       (8,317)       (7,101)       (5,736)
  Interest and dividend income ..................................      800,070       203,309       156,542
  Royalty income ................................................      111,500        91,950       122,200
  Gain (loss) on marketable securities ..........................       60,424         4,093      (148,920)
  Gain (loss) on sale of fixed assets ...........................       (4,938)       27,476         1,030
  Other, net ....................................................       17,918        (2,066)       (3,200)
                                                                   ---------------------------------------
                                                                       976,657       317,661       121,916
Earnings (loss) before income taxes .............................    3,939,702       424,077      (299,623)
Income tax expense ..............................................      496,000        28,000        21,000
                                                                   ---------------------------------------
Net earnings (loss) .............................................  $ 3,443,702   $   396,077   $  (320,623)
                                                                   =======================================

Earnings (loss) per common share                                   $       .80   $       .12   $      (.10)
                                                                   ---------------------------------------
Weighted average number of common and common equivalent shares ..    4,325,672     3,394,079     3,093,872



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Ciprico Inc. and Subsidiaries

                                                                                                             Unrealized
                                                             Common stock              Accumulated              gain on
                                                           and additional    Retained  translation           securities
Years ended September 30, 1996, 1995 and 1994     Shares  paid-in capital    earnings  adjustments   available for sale       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993 ...............    3,081,627       $5,850,405  $  922,055     $(12,973)  $                - $ 6,759,487
Stock issued in connection with
  exercise of employee stock options ......       18,297           38,232           -            -                    -      38,232
Net loss ..................................            -                -    (320,623)           -                    -    (320,623)
Foreign currency adjustment ...............            -                -           -       (3,574)                   -      (3,574)
                                              -------------------------------------------------------------------------------------
Balance, September 30, 1994 ...............    3,099,924        5,888,637     601,432      (16,547)                   -   6,473,522
                                              -------------------------------------------------------------------------------------
Stock issued in connection with
  exercise of employee stock options.......      297,416          702,588           -            -                    -     702,588
Restricted stock issued.....................       1,579            5,002           -            -                    -       5,002
Net earnings ..............................            -                -     396,077            -                    -     396,077
Foreign currency adjustment ...............            -                -           -         (791)                   -        (791)
Excess of fair value over option price
  for stock options exercised .............            -           59,466           -            -                    -      59,466
Change in unrealized gain on securities
  available for sale ......................            -                -           -            -               60,400      60,400
                                              -------------------------------------------------------------------------------------
Balance, September 30, 1995 ...............    3,398,919        6,655,693     997,509      (17,338)              60,400   7,696,264
                                              -------------------------------------------------------------------------------------
Stock issued in connection with
  exercise of employee stock options ......      110,353          296,508           -            -                    -     296,508
Tax benefit related to
  stock option exercises ..................            -          216,000           -            -                    -     216,000
Proceeds from sale of common stock ........    1,500,000       30,776,922           -            -                    -  30,776,922
Stock issued in connection with
  employee stock purchase plan ............        2,176           27,744           -            -                    -      27,744
Net earnings ..............................            -                -   3,443,702            -                    -   3,443,702
Foreign currency adjustment ...............            -                -           -          939                    -         939
Excess of fair value over option price
  for stock options exercised .............            -           30,117           -            -                    -      30,117
Change in unrealized gain on securities
  available for sale ......................            -                -           -            -              (60,400)    (60,400)
Fractional shares, related to stock split..          (58)            (781)          -            -                    -        (781)
                                              -------------------------------------------------------------------------------------
Balance, September 30, 1996 ...............    5,011,390      $38,002,203  $4,441,211     $(16,399)  $                - $42,427,015
                                              =====================================================================================

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ciprico Inc. and Subsidiaries

Years ended September 30                                         1996          1995          1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .....................................   $  3,443,702   $  396,077   $  (320,623)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization .......................        840,942      712,476       690,969
    Provision for inventory obsolescence ................        472,078      307,380       142,418
    Provision for warranty expense ......................        291,024       12,000             -
    Provision for bad debt expense ......................        156,165       36,029        63,303
    Deferred income taxes ...............................       (492,000)           -             -
    (Gain) loss on retirement of fixed assets ...........          4,938      (27,476)       (1,030)
    Gain on sale of marketable securities ...............        (60,424)      (4,093)            -
    Security valuation adjustment to market value .......              -            -       192,779
    Excess of fair value over option price
      for stock options exercised .......................         30,117       59,466             -
Changes in operating assets and liabilities:
    Accounts receivable .................................     (1,440,013)    (894,396)   (1,077,421)
    Inventory ...........................................     (1,912,045)    (741,574)       50,795
    Other current assets ................................       (146,285)      46,500       (43,493)
    Accounts payable ....................................        628,624      865,994       812,916
    Accrued expenses ....................................        328,432      212,332        14,709
    Income taxes payable ................................        931,815        3,463        (4,029)
    Deferred revenue ....................................        428,144       33,346        56,202
    Deferred rent .......................................        (25,643)     (11,442)      (10,151)
    Other, net ..........................................            939         (790)       (2,617)
                                                            ---------------------------------------
    NET CASH FLOWS PROVIDED BY
      OPERATING ACTIVITIES ..............................      3,480,510    1,005,292       564,727
                                                            ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases .....................................     (1,997,378)    (682,616)     (611,997)
Proceeds from sale of equipment .........................         16,055      146,145       100,569
Decrease in restricted cash .............................              -            -       450,000
Other assets, net .......................................         (7,225)      (4,231)        1,706
Investment in marketable securities .....................    (23,858,856)           -      (288,412)
Proceeds from sale of marketable securities .............      1,267,506       97,422       107,000
                                                            ---------------------------------------
    NET CASH FLOWS USED IN
      INVESTING ACTIVITIES ..............................    (24,579,898)    (443,280)     (241,134)
                                                            ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations ......        (28,314)     (20,256)      (11,575)
Proceeds from issuance of common stock ..................     31,100,393      707,590        38,232
                                                            ---------------------------------------
    NET CASH FLOWS PROVIDED BY
      FINANCING ACTIVITIES ..............................     31,072,079      687,334        26,657
                                                            ---------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............      9,972,691    1,249,346       350,250
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........      3,425,471    2,176,125     1,825,875
                                                            ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ................   $ 13,398,162   $3,425,471   $ 2,176,125
                                                            =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest ...............................................   $      8,317   $    7,101   $     5,736
 Income taxes ...........................................         55,544       24,537        25,029


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
During fiscal 1996, the Company had a tax benefit related to stock option exercises of $216,000.
During fiscal 1995 and 1994, the Company entered into capital leases for equipment and incurred obligations of $68,208 and $59,480, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiaries
September 30, 1996, 1995 and 1994

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

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: Revenue is recognized upon shipment of products. Revenue from extended warranty and maintenance agreements is recognized on the straight-line basis over the term of the agreement.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided at the time of revenue recognition.

ROYALTY INCOME:  Royalties are recognized when payment is received.

STATEMENTS OF CASH FLOWS: For purposes of reporting cash flows, all temporary cash investments having initial maturities of three months or less are considered cash equivalents.

MARKETABLE SECURITIES: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Marketable securities at September 30, 1996 are classified as held-to-maturity in accordance with SFAS No. 115, and consist of debt securities such as commercial paper and mortgage backed federal agency securities. Marketable securities at September 30, 1995 were classified as available-for-sale, and consisted of mutual funds investing in mortgage backed debt securities. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity. Investments with maturities between three and twelve months are considered current marketable securities.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. The allocated overhead component totaled $115,775 in 1996 and $58,810 in 1995.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight line method over estimated useful lives of three to seven years or, in the case of leasehold improvements, over the periods of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred.

INCOME TAXES: Deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes. The Company's method of accounting for income taxes conforms with SFAS No.109,"Accounting for Income Taxes".

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited have been translated into U.S. dollars in accordance with the provisions of SFAS No. 52 "Foreign Currency Translation". Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are reflected as a separate component of stockholders' equity.

RECLASSIFICATION: Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2. MARKETABLE SECURITIES

The Company's investments in marketable securities are summarized as follows:

As of September 30                             1996        1995
---------------------------------------------------------------
Cost                                    $23,858,856  $1,207,082
Gross unrealized gain                       326,774      60,400
Fair value                               24,185,630   1,267,482


Investments in debt securities classified as held-to-maturity at September 30, 1996, have various maturity dates which do not exceed two years.

3. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

As of September 30                                    1996      1995
--------------------------------------------------------------------
Marketing expenses .............................  $ 23,958  $ 64,220
Commission expense .............................    25,769    39,044
Employee benefits ..............................   142,838    21,895
Professional fees ..............................    27,914    21,194
Payroll taxes ..................................    19,056    17,443
Miscellaneous, other ...........................    10,000     5,501
                                                  ------------------
  Total ........................................  $249,535  $169,297
                                                  ==================

4. INCOME TAXES

The provisions for income tax expense consist of :

Years ended September 30                        1996     1995     1994
------------------------------------------------------------------------
Current:
Federal ................................   $ 848,000   $ 5,000   $     -
State ..................................     115,000     5,000         -
Foreign ................................      25,000    18,000    21,000
                                           -----------------------------
  Total current ........................     988,000    28,000    21,000
                                           -----------------------------
Deferred ...............................    (492,000)        -         -
                                           -----------------------------
Total ..................................   $ 496,000   $28,000   $21,000
                                           =============================

Additionally, a tax benefit of $216,000 related to stock option exercises was recorded as a direct increase in additional paid-in capital.

The actual tax expense differs from the expected tax expense computed by applying the U.S. federal corporate rate to earnings (loss) before income taxes as follows:


Years ended September 30               1996       1995       1994
-------------------------------------------------------------------
Computed expected tax
  expense (benefit) ............  $1,339,500   $ 148,100  $(101,900)
State taxes, net of federal
 income tax effect .............      88,700       3,700          -
Limitation of net operating loss
 carryforwards .................           -           -    119,800
Change in valuation allowance ..    (965,200)   (130,100)         -
Other, net .....................      33,000       6,300      3,100
                                  ---------------------------------
Actual tax expense .............  $  496,000   $  28,000  $  21,000
                                  =================================

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets (liabilities) are as follows:

As of September 30                                           1996       1995
------------------------------------------------------------------------------
U.S. and State net operating
   loss and tax credit carryforward ...................... $      -  $ 657,000
Reserve for inventory obsolescence .......................  196,000     79,600
Depreciation .............................................  (15,000)   (22,000)
Marketable securities ....................................        -     85,100
Allowance for doubtful accounts ..........................  121,500     66,600
Accrued vacation pay .....................................   72,800     64,800
Warranty accrual .........................................  107,100     24,100
Other ....................................................    9,600     10,000
                                                           -------------------
Deferred tax asset .......................................  492,000    965,200
Valuation allowance ......................................        -   (965,200)
                                                           -------------------
Net deferred tax asset ................................... $492,000  $       -
                                                           ===================

5. EARNINGS (LOSS) PER COMMON SHARE
For the years ended September 30, 1996 and 1995, earnings per common share was computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from dilutive stock options. For the year ended September 30, 1994, loss per common share was computed using the weighted average number of common shares outstanding. Stock options were excluded due to their antidilutive effect.

6. CAPITAL STOCK

(a) Stock Options

The Company has four stock option plans under which officers, directors and employees have been or may be granted incentive and nonqualified stock options to purchase the Company's common stock at fair market value on the date of grant. The options become exercisable over varying periods and expire up to 10 years from date of grant.

Summarized information at September 30, 1996, regarding stock option plans is as follows:

Plan years                1983     1986         1992         1994        Total
--------------------------------------------------------------------------------
Total reserved for
    under the plan      300,000  450,000       375,000      750,000    1,875,000
Exercised               131,333  226,310        78,023       73,637      509,303
Outstanding              82,613      563       149,430      482,178      714,784
Exercisable              58,238      563       106,586       90,424      255,811
Exercise price       $2.00-2.92    $2.17   $2.40-11.75  $2.68-22.00  $2.00-22.00
Available for grant           -        -       147,547      194,185      341,732

(b) Stock Split

On March 27,1996, the Company declared a three-for-two stock split which was distributed on April 12,1996. All share and per share data for the periods presented have been restated to reflect the stock split.

(c) Stock Offering

On June 5, 1996, the Company completed the sale of 1.5 million shares of common stock in a public offering. Net proceeds from the stock offering totaled $30,776,922.

7. 401(k) PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of the first 2 percent of participants' salaries. Contributions in addition to the minimum are made by the Company based on the Company's financial performance. The Company's contributions to this plan in 1996, 1995 and 1994 were $124,215, $29,854 and $27,881, respectively.


8. REVENUE

The consolidated statements of operations included sales to significant customers as follows:

Years ended September 30   1996            1995             1994
----------------------------------------------------------------
Customer A                  18%              8%               -
Customer B                  11%              1%               -
Customer C                   3%              9%              14%
                           -------------------------------------
   Total                    32%             18%              14%
                           =====================================


9. FINANCIAL INFORMATION BY GEOGRAPHIC AREA (unaudited)

The Company's net sales, earnings (loss) from operations and total assets summarized by geographic area is as follows:

Net Sales                               1996           1995           1994
--------------------------------------------------------------------------
North America                    $17,429,093    $10,341,928    $10,306,793
UK subsidiary                      2,654,796      2,781,651      1,622,584
Other foreign                      7,324,237      2,842,624      1,191,233
                                 -----------------------------------------
   Total                         $27,408,126    $15,966,203    $13,120,610
                                 =========================================

Earnings (Loss) from operations
--------------------------------------------------------------------------
North America
 and other foreign               $ 2,559,421    $  (499,231)   $  (498,869)
UK subsidiary                        403,624        605,647         77,330
                                 -----------------------------------------
   Total                         $ 2,963,045    $   106,416    $  (421,539)
                                 =========================================
Total Assets
--------------------------------------------------------------------------
North America                    $47,872,720    $10,738,735    $ 8,400,215
UK subsidiary                        435,506        436,764        354,585
Eliminations                        (304,326)      (255,432)      (171,580)
                                 -----------------------------------------
   Total                         $48,003,900    $10,920,067    $ 8,583,220
                                 =========================================

10. COMMITMENTS
LEASES: The Company has operating and capital leases for office and manufacturing space and other equipment which expire through October 2002.
Future minimum   payments under these leases are $307,458, $339,296, $361,831,
$367,218 and $788,997 for 1997, 1998, 1999, 2000 and beyond.  For the years ended September 30, 1996, 1995 and 1994, operating lease expenses were $279,285, $237,579 and $231,379, respectively.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of financial instruments:


Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable Securities
The fair values of marketable securities are based on quoted market prices.

12. NEW ACCOUNTING PRONOUNCEMENTS
Beginning in fiscal 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). Under SFAS No. 123, companies are permitted to adopt a new method of accounting for stock compensation awards which is based on recognition of a charge equal to the estimated fair value of the award on the date of grant. Alternatively, companies may continue using the methodology specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock based compensation, with expanded disclosure in the notes to the financial statements of the pro forma effects on net earnings and earnings per share, assuming application of the new accounting method outlined in SFAS No. 123. The Company plans to implement the disclosure requirements for SFAS No.123 in fiscal 1997 and retain its current accounting method for stock-based employee compensation.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders - Ciprico Inc.
We have audited the accompanying consolidated balance sheets of Ciprico Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall finacial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ciprico Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 6, 1996


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The names, ages and positions of the Company's executive officers are as follows:


    Name                    Age            Position(s)
    ----                    ---            -----------
    Robert H. Kill          49             Chairman of the Board, President
                                           and Chief Executive Officer

    Cory J. Miller          43             Vice President of Finance,
                                           Chief Financial Officer and Secretary

         Officers are elected annually by and serve at the discretion of the Board of Directors. There is no family relationship between the executive officers of the Company.

         Robert H. Kill has been Chairman of the Board of Directors of the Company since January 1996, President and Chief Executive Officer since March 1988 and a director since September 1987. Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1988 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987. Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his latest position being Vice President, Terminals Distribution.

         Cory J. Miller was elected Vice President of Finance and Chief Financial Officer in October 1992 and Secretary in October 1993. Mr. Miller served as the Company's Controller an Chief Financial Officer from December 1989 to October 1992 and as Controller from October 1987 to December 1989. Mr. Miller was Director of Finance at VTC Incorporated, a semiconductor manufacturer, from 1985 to 1987 prior to joining Ciprico.

         The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10.         EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)     Exhibits.  See "Exhibit Index" on page following signatures.

         (b)     Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the fourth quarter of fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIPRICO INC.
                                   (the "Registrant")


Date:  December   17  , 1996       By  /s/ Robert H. Kill
                                      ----------------------------------------
                                   Robert H. Kill, Chairman of the Board
                                   and President

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

 Signature                                     Title                                                        Date
 ---------                                     -----                                                        ----
 /s/ Robert H. Kill                            Chairman, President and Director                             December  17 , 1996
 ----------------------
 Robert H. Kill                                (Principal executive officer)

 /s/ Cory J. Miller                            Vice President of Finance and Chief                          December  17 , 1996
 ----------------------
 Cory J. Miller                                Financial Officer (Principal
                                               financial and accounting officer)

 /s/ William N. Wray                           Director                                                     December  17 , 1996
 ----------------------
 William N. Wray

 /s/ Donald H. Soukup                          Director                                                     December  17 , 1996
 ----------------------
 Donald H. Soukup

 /s/ Ronald B. Thomas                          Director                                                     December  17 , 1996
 ----------------------
 Ronald B. Thomas

 /s/ Gary L. Deaner                            Director                                                     December  17 , 1996
 ----------------------
 Gary L. Deaner

 /s/ Peyton Gannaway                           Director                                                     December  17 , 1996
 ----------------------
 Peyton Gannaway




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended                         Commission File No.:  0-11336
September 30, 1996

-------------------------------------------------------------------------------
                                  CIPRICO INC.
-------------------------------------------------------------------------------

Exhibit          Description
-------          -----------
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

10.2             First Amendment, dated July 1, 1996, to Lease Agreement dated December 3, 1991, relating to space at 2800 Campus Drive, Plymouth, Minnesota

10.3**           Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit
                 10.7 of the Registrant's Form 10-K for the fiscal year ended September 30, 1983*

10.4**           Specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit
                 10.8 of the Registrant's Form 10-K for the fiscal year ended September 30, 1983*


--------------------------


*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.5**           Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1984*

10.6**           Registrant's 1986 Nonqualified Stock Option Plan--incorporated by reference to
                 Exhibit 10.12 of the Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.7**           Specimen of Nonqualified Stock Option Agreement under 1986 Nonqualified Stock
                 Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.8**           1986 Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.9             License Agreement between Cottrill, Inc. and TechSource Inc., Registrant's subsidiary, dated December 18, 1987--incorporated by reference to Exhibit 10.18 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1988*

10.10**          Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to
                 Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1992*

10.11**          Specimens of Nonqualified Stock Option Agreements under 1992 Nonqualified Stock
                 Option Plan--incorporated by reference to Exhibit 10.14 of the Registrant's Form
                 10-K for the fiscal year ended September 30, 1992*

10.12**          Amendment No. 1 to Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.13**          Amendment No. 2 to Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.14**          Registrant's 1994 Incentive Stock Option Plan--incorporated by reference to Exhibit
                 10.13 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

---------------------

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.15**          Specimen of Incentive Stock Option Agreement under 1994 Incentive Stock Option Plan
                 --incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-KSB for the
                 fiscal year ended September 30, 1993*

10.16**          Registrant's 1996 Restricted Stock Plan--incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.17**          Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan--incorporated by reference to Exhibit 10.16 of the
                 Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.18**          Restricted Stock Agreement dated December 30, 1994 between Registrant and Robert H.
                 Kill--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for
                 the quarter ended June 30, 1995.*

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


-------------------

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.