Form 10QSB
period 1996-12-31
CIPRICO INC
filed 1997-02-11
CIK 720145

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------


                                  FORM 10-QSB

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 1996
                          Commission File No. 0-11336

                          ----------------------------


                                  CIPRICO INC
       (Exact name of Small Business Issuer as specified in its charter)


                     DELAWARE                           41-1749708
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


                               2800 Campus Drive
                           Plymouth, Minnesota  55441
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (612) 551-4000



     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---
     Shares of Common Stock outstanding at February 6, 1997, 5,034,373 shares.

     Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CIPRICO INC AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                            December 31,   September 30,
(In thousands)                                                     1996            1996*

Assets
Current Assets:
  Cash and cash equivalents                                  $   2,096       $ 13,398
  Marketable securities                                         21,408         13,871
  Receivables - net                                              6,111          4,599
  Inventories                                                    5,214          3,018
  Deferred income taxes                                            507            507
  Other current assets                                             220            262
                                                             ---------       --------
   Total current assets                                         35,556         35,655

Property and equipment - net                                     2,563          2,348
Marketable securities                                            9,961          9,988
Other assets                                                        13             13
                                                             ---------       --------
   Total assets                                                $48,093        $48,004
                                                             =========       ========
Liabilities and Stockholders' Equity
Current Liabilities:
 Current installments of obligations
    under capital leases                                            35             25
 Accounts payable                                                2,155          2,975
 Accrued expenses                                                1,214          1,209
  Income taxes payable                                             619            792
  Deferred revenue                                                 335            518
                                                             ---------       --------
   Total current liabilities                                     4,358          5,519

  Long-term installments of obligations
   under capital lease                                              36             14
  Deferred income taxes                                             15             15
  Deferred rent                                                     22             29
                                                             ---------       --------
   Total liabilities                                             4,431          5,577

  Stockholders' Equity:
   Common stock                                                     50             50
   Additional paid-in capital                                   38,021         37,952
   Retained earnings                                             5,579          4,441
   Accumulated translation adjustments                              12            (16)
                                                             ---------       --------
    Total stockholders' equity                                  43,662         42,427
                                                             ---------       --------
    Total liabilities &
       stockholders' equity                                    $48,093        $48,004
                                                             =========        =======




*Amounts derived from September 30, 1996 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                                 (Unaudited)






                                                      Three Months Ended December 31
(In thousands, except per share data)                     1996                  1995
Net sales                                                 $8,596                $6,087
Cost of sales                                              4,455                 3,304
                                                          ------                -------
 Gross profit                                              4,141                 2,783

Sales & marketing expenses                                 1,593                 1,155
General & administrative expenses                            629                   538
Research & development expenses                              726                   513
                                                          ------                ------
 Earnings from operations                                  1,193                   577
Other income, primary interest                               594                   134
                                                          ------                -------
 Earnings before taxes                                     1,787                   711
Income tax expense                                           649                     5
                                                          ------                ------
 Net Earnings                                             $1,138                $  706
                                                          ======                ======
Earnings per common share                                 $ 0.21                $ 0.19
                                                         =======                ======
Weighted average common shares                             5,416                 3,721






     See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                             Three Months Ended              December
            (In thousands)                              1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                         $ 1,138                  $    706
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                         413                       219
  Gain on retirement of fixed assets                     (1)                        -
  Gain on sale of marketable securities                   -                       (60)
Changes in operating assets & liabilities:
 Accounts receivable - net                           (1,512)                      371
 Inventories                                         (2,196)                      (68)
 Other current assets                                    42                       (44)
 Accounts payable                                      (820)                      (25)
 Accrued expenses                                         5                        55
 Income taxes payable                                  (173)                      (11)
 Deferred revenue                                      (183)                      140
 Other, net                                               -                        (7)
                                                  ----------                 --------
NET CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                (3,287)                    1,276
                                                  ---------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases                       (587)                     (124)
Proceeds from sale of furniture and equipment            13                         -
Purchases of marketable securities                  (10,510)                        -
Proceeds from sale or maturities
 of marketable securities                             3,000                     1,268
Other assets - net                                       12                        (2)
                                                  ---------                  --------
NET CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                (8,072)                    1,142
                                                  ---------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease
 obligations                                            (12)                       (9)
Proceeds from issuance of common stock                   69                        29
                                                  ---------                  ---------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                                    57                        20
                                                  ---------                  ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               (11,302)                    2,438
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           13,398                     3,425
                                                  ---------                  --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                           $   2,096                  $  5,863
                                                  =========                  ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                          CIPRICO INC AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                               December 31, 1996
                                  (Unaudited)


Note 1 Unaudited Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1996.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2 Investments

The Company has invested its excess cash from the public offering completed in the third quarter of fiscal 1996 in commercial paper and mortgage backed government federal agency securities. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as short-term investments.

Note 3 Inventories

Inventories were comprised of the following:



                         December 31,           September 30,
       (In thousands)           1996                     1996

       Finished Goods         $2,182                   $1,215
       Work-in-Process         1,331                      497
       Raw Materials           1,701                    1,306
                              ------                   ------
                              $5,214                   $3,018
                              ======                   ======

Note 4 Stock Split

     On March 27, 1996, the Company declared a three-for-two stock split which was distributed on April 12, 1996. Share and per share data for all periods presented have been restated to reflect the stock split.


Note 5 Offering of Common Stock

     In June 1996, the Company received net proceeds of approximately $30,776,000 from the sale of 1,500,000 shares of its common stock through a public offering.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Net sales in the first quarter of fiscal 1997 increased by 41% to $8.6 million when compared to sales of $6.1 million for the same period last year. The increase in net sales is attributed to shipments of the Company's new fibre channel disk arrays. Continued strong product acceptance in the film/video production and satellite telemetry markets which represented 43% and 15%, respectively, of total first quarter net sales was also a contributing factor.

     Sales to two key customers made up 15% and 10% of net sales, respectively, for the first quarter of fiscal 1997. The Company's continued international focus resulted in export sales of $2.4 million or 28% of net sales during the three-month period ended December 31, 1996 compared to $2.1 million or 34% of net sales for the same period last year. Management anticipates improved sales over the previous fiscal year subject to continued product acceptance and growth in new applications for disk arrays.

     Gross profit, as a percent of net sales, for the first quarter of fiscal year 1997 was 48.2% compared to 45.7% for the same period last year. The increase is due to shipment of higher margin fibre channel products as well as product cost controls and manufacturing efficiencies gained from a higher volume of sales. Management anticipates gross profit margins for the remainder of fiscal 1997 to continue in the mid to upper forty percent range but, gross margins are dependent on several factors including customer mix, product mix and disk drive costs. Disk drives are a significant cost component of the disk array and there is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

     Sales and marketing expenses were 18.5% of net sales for the first quarter of fiscal year 1997 compared to 19.0% for the same period last year. The percentage decrease was primarily due to the increased sales volume when compared to the same period of last year. Actual dollars of spending for the current period was $438,000 higher than the same period last year due to increased advertising and promotional expenses and additional sales and marketing staff to address the growing market segments. Management anticipates sales and marketing expenses for the remainder of fiscal 1997 will be higher than last year, but lower as a percent of net sales when compared to last year.

     General and administrative expenses were 7.3% of net sales for the first quarter of fiscal year 1997 compared to 8.8% for the same period last year.
The percentage decrease was primarily due to the increased sales volume when compared to the same period last year. Actual dollars of spending for the current period was $91,000 higher than the same period last year due to a general increase in spending to support company growth. Management anticipates general and administrative expenses for the remainder of the fiscal year to be approximately 7% to 9% of net sales.

     Research and development expenses, as a percent of net sales, for the first quarter of fiscal 1997 remained constant with the same period last year at 8.4%. Actual dollars of spending for the current period was $213,000 higher than the same period last year due to an increase in engineering staff and product development expenses related to the fibre channel and 6500 series products. Management anticipates research and development expenses for the remainder of the fiscal year to be approximately 8% to 9% of net sales.

     Other income mainly consists of interest income from investment of excess cash balances. The increase for the first quarter of fiscal year 1997 when compared to the same period last year is due primarily to income generated from investment of the secondary offering proceeds received in the third quarter of fiscal year 1996.

     Income tax expense was $649,000 for the first quarter of fiscal year 1997 compared to $5,000 for the same period last year. This increase reflects the change in pre-tax earnings of $1.8 million for the first quarter of fiscal
year 1997 compared to $711,000 for the same period last year.   It also
reflects an increase in the effective tax rate to approximately 36% for the current period. Net earnings for the same period last year were not fully taxed due to utilization of a $1.7 million net operating loss carryforward. Management anticipates the current period tax rate to approximate 36% of pre-tax earnings.


     LIQUIDITY AND CAPITAL RESOURCES

(December 31, 1996 vs. September 30, 1996)

     During the first quarter of fiscal year 1997, the level of cash and cash equivalents decreased by $11.3 million. Operating activities used $3.3 million of cash as a result of increases in accounts receivable and inventories of $1.5 million and $2.2 million, respectively, due to the increasing sales levels. Investing activities used $8.0 million due primarily to purchases of marketable securities.

     Management feels there is adequate liquidity to meet the immediate on-going operating needs of the Company.

                          FORWARD-LOOKING INFORMATION

     The statements in this report that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. Certain of these risks and uncertainties are discussed below.

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

     Component parts for the Company's products have been on allocation from time to time from its suppliers which means parts could become difficult to obtain, thus having an adverse effect on the Company's result of operations.

     The Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. Delays in product enhancements and developments, failure to gain market acceptance of new or enhanced products, or emergence of new products or technologies by others, would have an adverse effect on the Company's business and result of operations.

                         PART II  -  OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders

        (a)   The Annual Meeting of the Registrant's
              shareholders was held on Thursday, January 30, 1997.

        (b) At the Annual Meeting the number of directors was set at six by a vote of 4,428,865 for, 120,346 against and 4,619 abstentions.

        (c)   Robert H. Kill and Gary L. Deaner were elected to serve as
              Class III directors for a term of three years and until their successors have been duly elected and qualified. Mr. Kill received 4,529,288 votes for and 24,542 witheld authority. Mr. Deaner received 4,494,289 votes for and 59,541 witheld authority. The term of office of Donald H. Soukup and William N. Wray continues until the 1998 Annual Meeting. The term of office of Ronald B. Thomas and Peyton Gannaway continues until the 1999 Annual Meeting.


Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            27- Financial Data Schedule (filed in electronic format only)
        (b) Reports on Form 8-K
            No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                  CIPRICO INC
                                 (the "Issuer")




Date: February 6, 1997

                                    /s/ Robert H. Kill
                                    ------------------------------------
                                    Robert H. Kill, President
                                    (Principal Executive Officer)

                                    /s/ Cory J. Miller
                                    ------------------------------------
                                    Cory J. Miller, Vice President of
                                    Finance/Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX


                                  CIPRICO INC.
                                  FORM 10-QSB
                      For Quarter Ended December 31, 1996



Exhibit Number        Description
--------------        -----------------------

   27                 Financial Data Schedule