Form 10-Q
period 1997-03-31
CIPRICO INC
filed 1997-05-12
CIK 720145

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             --------------------


                                 FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended March 31, 1997
                         Commission File No. 0-11336

                             --------------------


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
                                                                   ---      ---
     Shares of Common Stock outstanding at May 7, 1997,
5,057,450 shares.

     Transitional Small Business Disclosure Format (check one):
Yes     No X .
    ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CIPRICO INC AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)


                                                 March 31       September 30
 (In thousands)                                      1997               1996*
 Assets
 Current Assets:
   Cash and cash equivalents                   $     3,361          $  13,398
   Marketable securities                            20,854             13,871
   Receivables - net                                 8,942              4,599
   Inventories                                       5,574              3,018
   Deferred income taxes                               623                507
   Other current assets                                217                262
                                               -----------          ---------
     Total current assets                           39,571             35,655

 Property and equipment - net                        2,617              2,348
 Marketable securities                               7,474              9,988
 Other assets                                           18                 13
                                               -----------          ---------
     Total assets                              $    49,680          $  48,004
                                               ===========          =========

 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current installments of obligations
     under capital leases                      $        30          $      25
   Accounts payable                                  3,065              2,975
   Accrued expenses                                    906              1,209
   Income taxes payable                                  6                792
   Deferred revenue                                    505                518
                                               -----------          ---------
     Total current liabilities                       4,512              5,519

 Long-term installments of obligations
   under capital lease                                  30                 14
 Deferred income taxes                                   -                 15
 Deferred rent                                          16                 29
                                               -----------          ---------
       Total liabilities                             4,558              5,577

 Stockholders' Equity:
   Common stock                                         51                 50
   Additional paid-in capital                       38,431             37,952
   Retained earnings                                 6,643              4,441
   Accumulated translation adjustments                  (3)               (16)
                                               -----------          ---------
       Total stockholders' equity                   45,122             42,427
                                               -----------          ---------
       Total liabilities &
         stockholders' equity                  $    49,680          $  48,004
                                               ===========          =========


*Amounts derived from September 30, 1996 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements.

                        CIPRICO INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
                                 (Unaudited)







                                                   Three Months Ended March 31          Six Months Ended March 31
(In thousands, except per share data)                        1997         1996                1997           1996
Net sales                                              $    9,003     $  6,696           $  17,599       $ 12,783
Cost of sales                                               4,919        3,404               9,374          6,708
                                                            -----        -----              ------         ------
  Gross profit                                              4,084        3,292               8,225          6,075

Sales & marketing expenses                                  1,470        1,174               3,063          2,329
General & administrative expenses                             663          550               1,292          1,088
Research & development expenses                               817          603               1,543          1,116
                                                            -----        -----              ------         ------
  Earnings from operations                                  1,134          965               2,327          1,542
Other income, primarily interest                              432           99               1,026            233
                                                            -----        -----              ------         ------
  Earnings before taxes                                     1,566        1,064               3,353          1,775
Income tax expense                                            502          155               1,151            160
                                                            -----        -----              ------         ------
  Net earnings                                         $    1,064     $    909           $   2,202       $  1,615
                                                            =====        =====              ======         ======
Earnings per common share                              $      .20     $    .24           $     .41       $    .43
                                                            =====        =====              ======         ======

Weighted average common shares                              5,353        3,831               5,385          3,776




See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CIPRICO INC AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                          Six Months Ended March 31
(In thousands)                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $ 2,202         $ 1,615
Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization               825             439
    Deferred income taxes                         -            (308)
    Loss on retirement of fixed assets           29               2
    Gain on sale of marketable securities         -             (60)

Changes in operating assets & liabilities:
  Receivables - net                          (4,343)           (200)
  Inventories                                (2,556)           (874)
  Other current assets                           45             (25)
  Accounts payable                               90             470
  Accrued expenses                             (303)            297
  Income taxes payable                         (562)            454
  Deferred revenue                              (13)             78
  Other, net                                     (5)            (17)
                                            -------         -------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       (4,591)          1,871
                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases             (1,171)           (728)
Proceeds from sale of furniture and              94               -
  equipment
Purchases of marketable securities          (21,969)              -
Proceeds from sale or maturities
  of marketable securities                   17,500           1,268
Other assets - net                               (6)             (2)
                                            -------         -------
NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                       (5,552)            538
                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease
  obligations                                   (19)            (16)
Proceeds from issuance of common stock          125             223
                                            -------         -------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                          106             207
                                            -------         -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      (10,037)          2,616
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  13,398           3,425
                                            -------         -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $ 3,361         $ 6,041
                                            =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements

                         CIPRICO INC AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                March 31, 1997
                                 (Unaudited)



Note 1 Unaudited Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1997 and the results of operations for the three-month and six-month periods ended March 31, 1997 and 1996, and cash flows for the six-month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1996.

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

Note 3 Inventories

Inventories were comprised of the following:


                                    March 31,               September 30,
 (In thousands)                         1997                        1996
 Finished Goods                     $  2,579                    $  1,215
 Work-in-Process                       1,469                         497
 Raw Materials                         1,526                       1,306
                                       -----                    --------

                                    $  5,574                    $  3,018
                                       =====                       =====

 Note 4 Offering of Common Stock

 In June 1996, the Company received net proceeds of approximately
 $30,776,000 from the sale of 1,500,000 shares of its common stock through a public offering.

 Note 5 - New Accounting Pronouncements

 The FASB has issued Statement No. 123 "Accounting for Stock-Based Compensation", which is effective for fiscal 1997. Under this Statement, the Company must either adopt the fair value-based method of accounting for employee stock options or continue to account for employee stock options using the intrinsic value-based method. Management intends to continue with the intrinsic value-based method which, under the new standard, will require additional disclosure.

 The FASB has also issued Statement No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts are computed.

 The adoption of these standards is not expected to have a material effect on the consolidated financial statements of the Company.

     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                            RESULTS OF OPERATIONS

              (Three months and six months ended March 31, 1997 compared to three months and six months ended March 31, 1996.)

     Net sales for the three-month period ended March 31, 1997 increased by 34% to $9 million when compared to sales of $6.7 million for the same period last year. Net sales for the six-month period ended March 31, 1997 increased 38% to $17.6 million when compared to $12.8 million for the same period last year.
The increase in net sales is attributed to shipments of the Company's new 7000 Series Fibre Channel and 6500 Series entry-level disk arrays. Continued leadership in the film/video production and satellite telemetry markets which represented 43% and 24%, respectively, of the net sales for the six-month period, was also a contributing factor. The Company continues to add new customers resulting in no customer for the three-month and six-month periods ended March 31, 1997 representing 10% or more of total sales. The Company's export sales totaled $4.4 million or 25% of net sales during the six-month period ended March 31, 1997 compared to $4.8 million or 38% of net sales for the same period last year. Management anticipates improved sales over the previous fiscal year subject to continued product acceptance and growth in new market opportunities for its new disk array products.

     Gross profit, as a percent of net sales, for the three-month and six-month periods ended March 31, 1997 was 45.4% and 46.7% respectively, compared to 49.2% and 47.5%, for the same periods last year. The decrease in current period gross margin is related to a "one-time" competitive situation for a large quantity order of 6700 disk arrays and higher than anticipated prices on new generation disk drives. Management anticipates gross margins for the remainder of fiscal 1997 to be in the mid to upper forty percent range due to favorable drive prices. Gross profit margins are dependent on a number of factors including customer and product mix and disk drive costs. Disk drives are a significant cost component of total disk array costs. There is no assurance the Company can sustain the current gross margin levels given the price fluctuations of new generation disk drives.

     Sales and marketing expenses were 16.3% and 17.4% of net sales for the three-month and six-month periods ended March 31, 1997 compared to 17.5% and 18.2% for the same respective periods last year. The percentage decrease was primarily due to the increased sales volume when compared to the same periods last year. Actual dollars of spending for the current periods was higher than the same periods last year due to expenses associated with additional sales and marketing staff. Management anticipates sales and marketing expense dollars for the remainder of fiscal 1997 will be higher than last year, but lower as a percentage of net sales when compared to last year.

     General and administrative expenses were 7.4% and 7.3% of net sales for the three-month and six-month periods ended March 31, 1997 as compared to 8.2% and 8.5% for the same respective periods last year. Actual dollars of spending for the current periods was higher than the same periods last year due to a general increase in spending to support company growth. Management anticipates general and administrative expenses for the remainder of the fiscal year to be approximately 7% to 9% of net sales.

     Research and development expenses, as a percent of net sales, for the three-month and six-month periods ended March 31, 1997 remained constant with the same periods last year at 9.1% and 8.7%, respectively. Actual dollars of spending for the current periods were higher than the same periods last year due to an increase in engineering staff and product development expenses related to the Company's two new products introduced in fiscal 1997 and future products to be released. Management anticipates research and development expenses for the remainder of the fiscal year to be approximately 8% to 9% of net sales.

     Other income mainly consists of interest income from investment of excess cash balances. The increase for the current periods of fiscal 1997 compared to the same periods last year is due primarily to income generated from investment of secondary offering proceeds received in the third quarter of fiscal 1996.

     Income tax expense was $1.2 million for the first six months of fiscal 1997 compared to $160,000 for the same period last year. This increase reflects the change in operating results of $2.2 million of pre-tax earnings for the six months ended March 31, 1997 compared to $1.6 million for the same period last year. It also reflects an increase in the Company's effective tax rate to approximately 34% for the current period. Net earnings for the same period last year were not fully taxed due to utilization of a $1.7 million net operating loss carryforward. Management anticipates the current period tax rate to approximate 34% of pre-tax earnings.


                       LIQUIDITY AND CAPITAL RESOURCES

     The Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 contains a detailed discussion of Ciprico's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-QSB, investors should read the 1996 Form 10-KSB.

     During the first six months of fiscal year 1997, the level of cash and cash equivalents decreased by $10 million. Operating activities used $4.6 million primarily as a result of a $4.3 million increase in receivables and a $2.6 million increase in inventories, both attributable to the rising level of sales. These uses of cash were largely offset by net income for the period of $2.2 million and a $560,000 decrease in income taxes payable due to a refund of prior year taxes. Investing activities used $5.5 million as a result of net purchases of marketable securities for the period of $4.5 million and a $1.2 million investment in capital equipment.

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

     The Company sells its products into seven visual computing vertical markets which include: film/video production, oil/gas exploration, digital prepress, medical imaging, satellite telemetry, broadcast/video services and mechanical CAD/CAM/CAE. Continued growth in sales in these markets is essential to Company growth.

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

     The Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. Delays in product enhancements and developments, failure to gain market acceptance of new or enhanced products, or emergence of new products or technologies by others, would have an adverse effect on the Company's business and results of operations.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits
                27 - Financial Data Schedule (filed in electronic format only)
           (b)  Reports on Form 8-K
                No report on Form 8-K was filed during the quarter ended
                March 31, 1997.

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                 CIPRICO INC
                                 (the "Issuer")



Date: May 7, 1997

                               /s/ Robert H. Kill
                               --------------------------------
                               Robert H. Kill, President
                               (Principal Executive Officer)

                               /s/  Cory J. Miller
                               --------------------------------
                               Cory J. Miller, Vice President of
                               Finance/Chief Financial Officer
                               (Principal Financial and Accounting Officer)