Form 10QSB
period 1997-06-30
CIPRICO INC
filed 1997-08-08
CIK 720145

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                 FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended June 30, 1997
                         Commission File No. 0-11336
                         ---------------------------

                                 CIPRICO INC.
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


     Shares of Common Stock outstanding at August 4, 1997, 5,091,901 shares.

     Transitional Small Business Disclosure Format (check one):
Yes     No  X.
    ---    ---

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CIPRICO INC AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                June 30    September 30
(In thousands)                                    1997        1996
                                                --------   ------------
Assets
Current Assets:
 Cash and cash equivalents                      $ 3,370    $13,398
 Marketable securities                           20,876     13,871
 Receivables - net                                8,975      4,599
 Inventories                                      5,346      2,789
 Deferred income taxes                              623        507
 Other current assets                               457        262
                                                --------   ------------
   Total current assets                          39,647     35,426

Property and equipment - net                      3,243      2,577
Marketable securities                             7,485      9,988
Other assets                                         22         13
                                                --------   ------------
   Total assets                                 $50,397    $48,004
                                                ========   ============

Liabilities and Stockholders' Equity
Current Liabilities:
  Current installments of obligations
   under capital leases                         $    27    $    25
  Accounts payable                                1,919      2,975
  Accrued expenses                                1,257      1,209
  Income taxes payable                               90        792
  Deferred revenue                                  508        518
                                                --------   ------------
   Total current liabilities                      3,801      5,519

Long-term installments of obligations
 under capital lease                                 27         14
Deferred income taxes                                -          15
Deferred rent                                         9         29
                                                --------   ------------
   Total liabilities                              3,837      5,577

Stockholders' Equity:
 Common stock                                        51         50
 Additional paid-in capital                      38,679     37,952
 Retained earnings                                7,815      4,441
Accumulated translation adjustments                  15        (16)
                                                --------   ------------
   Total stockholders' equity                    46,560     42,427
                                                --------   ------------
   Total liabilities &
    stockholders' equity                        $50,397    $48,004
                                                ========   ============



See Accompanying Notes to Condensed Consolidated Financial Statements.

                        CIPRICO INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
                                 (Unaudited)


                                                            Three Months                             Nine Months
                                                           Ended June 30                            Ended June 30
(In thousands, except per share data)                      1997         1996                        1997        1996
                                                         -------       ------                     -------      -------
Net sales                                                $10,123       $7,101                     $27,722      $19,884
Cost of sales                                              5,247        3,679                      14,621       10,387
                                                         -------       ------                     -------      -------
  Gross profit                                             4,876        3,422                      13,101        9,497

Sales & marketing expenses                                 1,965        1,355                       5,028        3,683
General & administrative expenses                            738          677                       2,030        1,765
Research & development expenses                              826          552                       2,369        1,668
                                                         -------       ------                     -------      -------
  Earnings from operations                                 1,347          838                       3,674        2,381
Other income, primarily interest                             430          222                       1,456          454
                                                         -------       ------                     -------      -------
  Earnings before taxes                                    1,777        1,060                       5,130        2,835
Income tax expense                                           605          164                       1,756          324
                                                         -------       ------                     -------      -------
  Net earnings                                           $ 1,172       $  896                     $ 3,374      $ 2,511
                                                         =======       ======                     =======      =======
Earnings per common share                                $   .22       $  .20                     $   .63      $   .63
                                                         =======       ======                     =======      =======
Weighted average common shares                             5,383        4,447                       5,378        4,000




See Accompanying Notes to Condensed Consolidated Financial Statements.

                         CIPRICO INC AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                          Nine Months
                                                         Ended June 30
(In thousands)                                         1997         1996
                                                      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $3,374       $2,511
Adjustments to reconcile net earnings
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                        1,245          907
  Deferred income taxes                                 (131)        (308)
  Loss on retirement of fixed assets                      69            3
  Gain on sale of marketable securities                    -          (60)

Changes in operating assets & liabilities:
 Receivables                                          (4,376)          79
 Inventories                                          (2,557)        (716)
 Other current assets                                   (195)         (17)
 Accounts payable                                     (1,056)         238
 Accrued expenses                                         48          477
 Income taxes payable                                   (347)         599
 Deferred revenue                                        (10)         102
 Other, net                                              (30)         (22)
                                                      ------       ------
NET CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 (3,966)       3,793
                                                      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases                      (2,085)      (1,366)
Proceeds from sale of furniture and equipment            154            2
Purchases of marketable securities                   (32,501)           -
Proceeds from sale or maturities
 of marketable securities                             28,000        1,267
Other assets - net                                        22           (7)
                                                      ------       ------
NET CASH FLOWS (USED IN)
 INVESTING ACTIVITIES                                 (6,410)        (104)
                                                      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease
 obligations                                             (25)         (21)
Proceeds from issuance of common stock                   373       31,064
                                                      ------       ------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                                    348       31,043
                                                      ------       ------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (10,028)      34,732
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                            13,398        3,425
                                                      ------       ------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                              $ 3,370      $38,157
                                                      ======       ======




See Accompanying Notes to Condensed Consolidated Financial Statements

                         CIPRICO INC AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                June 30, 1997
                                 (Unaudited)



Note 1 - Unaudited Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1997 and the results of operations for the three-month and nine-month periods ended June 30, 1997 and 1996, and cash flows for the nine-month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1996.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2 - Investments

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

Note 3 - Inventories

Inventories were comprised of the following:

                                     June 30,  September 30,
(In thousands)                         1997        1996
                                     --------  -------------
Finished Goods                       $1,979         $  986
Work-in-Process                       1,356            497
Raw Materials                         2,011          1,306
                                      -----          -----

                                     $5,346         $2,789
                                      =====          =====

Note 4 - Offering of Common Stock

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

Note 6 - Reclassification

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                            RESULTS OF OPERATIONS

              (Three months and nine months ended June 30, 1997 compared to three months and nine months ended June 30, 1996.)

     Net sales for the three-month period ended June 30, 1997 increased by 43% to $10.1 million when compared to sales of $7.1 million for the same period last year. Net sales for the nine-month period ended June 30, 1997 increased 39% to $27.7 million when compared to $19.9 million for the same period last year. The increase in net sales is attributed to shipments of the Company's new 7000 Series Fibre Channel and 6500 Series entry-level disk arrays, and continuing growth in the Company's customer base. Sales to one customer accounted for 31% and 11% of sales for the current three-month and nine-month periods. Last year, two customers accounted for 24% and 13% of sales for the three-month periods and 19% and 14% of sales for the nine-month periods.

     Film/video production and satellite telemetry markets continue to be strong markets representing 36% and 35% of net sales for the nine-month period. The Company's export sales totaled $6.0 million or 22% of net sales during the nine-month period ended June 30, 1997 compared to $8 million or 40% of net sales for the same period last year. Management anticipates improved sales over the previous fiscal year subject to continued product acceptance and new customer opportunities.

     Gross profit, as a percentage of net sales, for the three-month and nine-month periods ended June 30, 1997 was 48.2% and 47.3% compared to 48.2% and 47.8% for the same periods last year. Gross profit margin improved during the current three-month period when compared to the prior three-month period due to lower disk drive costs and shipments of higher margin new technology products. Management anticipates gross margins for the remainder of fiscal 1997 to be in the mid to upper forty percent range.

     Sales and marketing expenses were 19.4% and 18.1% of net sales for the three-month and nine-month periods ended June 30, 1997 compared to 19.1% and 18.5% for the same periods last year. Actual spending for the current periods was higher than the same periods last year due to expenses associated with additional sales and marketing staff and an increase in advertising expenses. Management anticipates sales and marketing expense dollars for the remainder of fiscal 1997 will be higher than last year, but comparable as a percentage of net sales.

     General and administrative expenses were 7.3% of net sales for the three-month and nine-month periods ended June 30, 1997 compared to 9.5% and 8.9% for the same periods last year. Actual spending for the current periods was higher than the same periods last year due to a general increase in spending to support company growth. Management anticipates general and administrative expenses for the remainder of the fiscal year to be approximately 7% to 8% of net sales.

     Research and development expenses were 8.2% and 8.5% of net sales for the three-month and nine-month periods ended June 30 compared to 7.8% and 8.4% for the same periods last year. Actual spending for the current periods was higher than the same periods last year due to product development expenses, including an increase in engineering staff, related to the Company's three new products introduced in fiscal 1997 and future products to be released. Management anticipates research and development expenses for the remainder of the fiscal year to be approximately 8% to 9% of net sales.

     Other income consists mainly of interest income from invested cash. The increase for the current periods of fiscal 1997 compared to the same periods last year is due primarily to income generated from investment of secondary offering proceeds received in the third quarter of fiscal 1996.

     Income tax expense was $1.8 million for the first nine months of fiscal 1997 compared to $324,000 for the same period last year. This increase reflects the change in operating results of $5.1 million of pre-tax earnings for the nine months ended June 30, 1997 compared to $2.8 million for the same period last year. It also reflects an increase in the Company's effective tax rate to approximately 34% for the current period compared to 13% for last year. Net earnings for the same period last year were not fully taxed due to utilization of a $1.7 million net operating loss carryforward. Management anticipates the current period tax rate to approximate 34% of pre-tax earnings.


                       LIQUIDITY AND CAPITAL RESOURCES

     The Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 contains a detailed discussion of Ciprico's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-QSB, investors should read the 1996 Form 10-KSB.

     During the first nine months of fiscal year 1997, the level of cash and cash equivalents decreased by $10 million. Operating activities used $4.0 million primarily the result of a $4.4 million increase in receivables and a $2.6 million increase in inventories to support the increasing level of sales. These uses of cash were largely offset by net income for the period of $3.4 million. Investing activities used $6.4 million as a result of net purchases of $4.5 million in marketable securities and a $2.1 million investment in capital equipment.

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

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             27 - Financial Data Schedule (filed in electronic format only)
        (b)  Reports on Form 8-K
             No report on Form 8-K was filed during the quarter ended
             June 30, 1997.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                               CIPRICO INC
                               (the "Issuer")



Date: August 4, 1997

                               /s/ Robert H. Kill
                               -----------------------------------------------
                               Robert H. Kill, President
                               (Principal Executive Officer)

                               /s/  Cory J. Miller
                               -----------------------------------------------
                               Cory J. Miller, Vice President of Finance/Chief Financial Officer
                               (Principal Financial and Accounting Officer)