Form 10KSB
period 1997-09-30
CIPRICO INC
filed 1997-12-19
CIK 720145

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
September 30, 1997                             Commission File No. 0-11336

                               --------------

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

                               --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock

                               --------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes   X    No
    -----    -----

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues for the fiscal year ended September 30, 1997 were $36,389,678.

                               --------------

   The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 11, 1997 was approximately $41,898,000 (based upon the last sale price of the Registrant's Common Stock on such date).

   Shares of Common Stock outstanding at December 11, 1997:  5,145,060 shares.

                               --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.

Transitional Small Business Disclosure Format (check one):  Yes  X    No
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

         The Company's disk arrays are designed to meet the demanding data transfer rate, storage capacity and data redundancy needs of the visual computing market. Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three dimensional images and other images. Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods. The Company's targeted market segments are entertainment, satellite telemetry, oil and gas exploration, medical imaging and digital prepress. The Company now offers several series of RAID-3 disk arrays. Since 1990, Ciprico has focused on designing leading edge, high performance disk arrays specifically for use in the Company's targeted market segments, delivering high quality service through extensive customer training and support programs, and building a sales organization capable of supporting increased demand for the Company's products.

         Statements in this Form 10-KSB that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. For a discussion of these risks and uncertainties, see "Management's Discussion and Analysis--Forward-Looking Information."

NARRATIVE DESCRIPTION OF BUSINESS

(1)      PRODUCTS AND SERVICES.

         PRODUCTS.

         The Company's product line consists mainly of disk arrays, with a smaller segment of sales made for controllers. Both product lines carry the common theme of providing the highest levels of performance while maintaining connectivity by adopting industry standards.

         The Company introduced its first generation RAID-3 disk array product in 1990. Over the next seven years, Ciprico introduced several new disk array products to meet the changing needs of its customers. The Company announced its newest product, the 7000 Fibre Channel Series disk array, in April 1996 and commenced shipments of this product in the fall of 1996. Ciprico now offers customers a choice of several different series of disk arrays depending on their needs. Prices for the Company's disk arrays generally range from $14,750 to $95,000 per disk array depending on the features selected by the customer. Applications may require one or several disk arrays.

         The Company designs, develops and manufactures all of its disk array products to operate within industry standards and at peak performance levels. The controller board, internal packaging, component integration and cabinet design are all results of Ciprico's engineering expertise. Disk drives and power supplies are mounted on easily removable shuttles which make swap outs simple.

         6500 Series. One of the Company's newest product introductions is the 6500 Series of disk arrays, targeted at entry-level or low-cost application environments. The 6500 Series offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 51 to 67 GB. The 6500 Series can be striped or daisy-chained together for additional capacity.

         6700 Series. The Company's 6700 Series disk arrays offer customers a transfer rate of 20 MB per second. These disk arrays are compatible with SCSI-2 (an industry standard protocol that allows peripheral equipment to connect with the host computer). Storage capacity on the Company's disk arrays is limited only by the capacity of the disk drives themselves. With a continual program of disk drive qualification, the highest performing and highest quality disk drives are offered with the disk array. The 6700 Series disk arrays consist of five or nine drives and currently have storage capacities of 36 GB to 72 GB. Ciprico's 6700 Series disk arrays offer several redundancy features, including hot swap drives, which allow replacement of a failed disk drive without any interruption in performance while the failed disk drive is being replaced at the convenience of the user. Hot swap power supplies are available to prevent interruption due to power supply failure.

         6900 Series. Ciprico's 6900 Series disk arrays use a new version of the SCSI peripheral interface standard, known as UltraSCSI, double-speed or Fast-20. While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 MBs per second. Before the introduction of UltraSCSI, multiple disk arrays had to be striped together to increase transfer rates. With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second. The Company's 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 36 GB to 144 GB. The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

         7000 Fibre Channel Series. In April 1996, Ciprico announced its newest RAID disk array, the 7000 Series, the industry's first disk array to offer a host interface compatible with full speed Fibre Channel, the fastest interface currently available. The 7000 Series offers a transfer rate of 100 MB per second. This disk array is capable of transferring uncompressed video images in a real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images.

         Ciprico qualifies its 7000 Series disk arrays with popular host adapters for standard platforms to preserve compatibility with its customer's systems. As new computer platforms are introduced specifically for Fibre Channel, the Company intends to integrate the 7000 Series with platforms that deliver the highest performance possible to take advantage of full speed Fibre Channel which can offer maximum interface transfer rates of up to 100 MB per second. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel. The storage capacities supported by the 7000 Series disk arrays range from 72 GB to 144 GB. The total system storage capacity can grow to a terabyte with only fifteen arrays and a single host connection. The 7000 Series has hot swap disk drives, power supplies and fans.

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

         Halo Series. Ciprico has developed the Halo Series to work with Sun Microsystems UltraSPARC product line. Currently, only the 7000 Series disk array may be ordered as a Halo package, with other disk arrays to be offered as market needs arise. Included in the Halo package is a Ciprico 7000 disk array, the Fibre Channel adapter card, inter-connect cables, and an extensive GUI-based set of software utilities for easy configuration and monitoring of disk array performance.

         New Products. Ciprico recently announced two new products. The RAID Recorder combines Ciprico's software and disk array into a product to bundle with an SGI platform and other editing equipment for sale to post production and video editors. This product offers greater flexibility, speed and a lower cost of operation than the traditional digital disk recorder. Ciprico also offers the ValueLine (VL) Series of disk arrays for customers with applications that are capacity intensive such as oil/gas exploration and digital prepress. This product provides scaleable capacities for flexibility in configuration, with the redundancy of RAID-3.

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

         The Company also provides a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of one year from the date of shipment to customers. Extended warranty and maintenance services are also offered to customers as the primary warranty expires. All repair work for the Company's products is presently done at the Company's Plymouth, Minnesota, manufacturing facility.


(2)      MARKETING AND DISTRIBUTION.

         MARKETS.

         The Company's market focus is visual computing applications. Within the visual computing market, the Company focuses on entertainment, satellite telemetry, oil and gas exploration, medical imaging and digital prepress market segments. Each of these market segments requires the high data transfer rate performance, large storage capacity and redundancy provided by the Company's RAID-3 disk arrays.

         Entertainment. The entertainment market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback, using digital technology instead of film and video tape. This industry includes movie studios, post-production houses, video production facilities, hotels, and in-flight entertainment. Applications within this market include 3D animation, special effects, film restoration, editing and broadcasting.

         Film/video production requires extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen. Broadcast and video services applications require very high bandwidth to supply many simultaneous video streams to multiple users and there can be no interruptions in service, which cause dead air time. In the hospitality industry, applications include movies-on- demand and in-flight entertainment systems. Ciprico's disk array systems are the first to offer a single disk array that achieves smooth motion, or real-time video transfer rates for creation, editing and viewing images.

         Satellite Telemetry. The satellite telemetry market segment consists of companies and government organizations that capture and extract images from satellites and transfer them to groundstations for processing. This market segment has three primary applications where Ciprico disk arrays are best suited: data capture, image processing and extraction, and mission planning. Data capture is the process of collecting the images that are transmitted from a satellite passing overhead to a groundstation located on earth. The groundstation must be capable of reading these transmitted images very fast and be ready to receive them during the small window of opportunity when the satellite is in position to transmit. In the image processing and extraction application, the images that are gathered at the groundstation are bundled into data sets. The data sets, which can be hundreds of GBs thus requiring massive storage, are then sold or supplied to the end users for analyzing the data. In the mission planning application, imagery data is used to select strategic targets and rehearse a mission by viewing a 3D battlefield map and monitor enemy troop and equipment movements.

         Ciprico's disk arrays deliver high performance transfer rates, typically real-time, that are required by users in the satellite telemetry market segment.

         Oil and Gas Exploration. The oil and gas exploration market segment is comprised mainly of the major oil and gas exploration companies. This market segment has undergone dramatic changes in recent years with the introduction of 3D and 4D (motion) technology. Seismic data is typically generated by detonating an explosive charge, sending shock vibrations beneath the earth's surface, which reflect off underground geological formations. The seismic data, which can be measured in terabytes (1,000 GB), is recorded, processed to about one-tenth of its original data size and stored digitally. The processing and interpretation of the seismic data may take days or even weeks, during which time a Ciprico disk array's redundancy features are critical should a disk drive or power supply fail. By using high performance workstations and disk arrays, the seismic information can be displayed through 3D images representing underground geological formations, enabling the exploration company to locate oil fields and determine optimal drilling sites.

         Medical Imaging. The medical imaging market segment includes medical equipment manufacturers and integrators who develop systems that collect and interpret medical images. The two primary medical imaging application environments in which Ciprico disk arrays operate best are image acquisition and image storage and transmission. A magnetic resonance imaging ("MRI"), computed tomography ("CT") or ultrasound examination is conducted on a patient in a radiology lab. The resulting image acquired is stored digitally. Image storage and transmission applications, such as picture archive and communications systems ("PACs") and teleradiology, are essentially networks of medical images. The digital image that is acquired in the radiology laboratory is stored in a central archive and must be rapidly retrieved and displayed at viewing stations throughout the hospital or clinic.

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

         As part of the Company's marketing and sales strategy, the Company enters into relationships with companies that could play an important role in the successful marketing of the Company's products. For example, the Company has developed a strong relationship with Silicon Graphics, a leading manufacturer of computer platforms in the visual computing market. The Company has also developed a distribution relationship with Access Graphics, a premier Value-added UNIX distributor. Access has a large reseller channel that supports Ciprico's market segments for Unix platforms, including SGI and Sun.

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

         The Company's products are sold through a combination of direct sales people, value-added distribution and resellers. Ciprico's direct sales organization is primarily responsible for "demand creation" activities and distribution management. This enables the Company to establish strong direct ties with its customers, resellers and end users. The Company's North American sales locations are in Plymouth, Minnesota; Raleigh, North Carolina; Bedford, New Hampshire; Houston, Texas; Seattle, Washington and several locations in California. The Company has international sales and service offices in Newbury, England and in Singapore.

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

(6)      CUSTOMER DEPENDENCE.

         The Company's products are sold to a broad base of customers. For the year ended September 30, 1997, sales to a department of the U.S. Navy represented 10% of net sales. For the year ended September 30, 1996, sales to Sony Trading International and Sony Pictures Imageworks combined, totaled 18% of net sales, while sales to Avid Technology totaled 11% of net sales. For the year ended September 30, 1995, no one customer accounted for 10% or more of net sales.

(7)      PATENTS AND TRADEMARKS.

         The Company has no patents, and does not consider ownership of patents to be material to its business. The Company believes that the rapidly changing technology in the computer industry makes the Company's future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain. However, protection of the Company's proprietary hardware, firmware and software is very important to the Company. It relies upon trade secrecy and confidentiality agreements with its employees and customers, rather than on patent or copyright protection, to preserve its intellectual property rights in this material. The Company has obtained federal registrations for the trademarks Ciprico(TM), Tapemaster(TM), Rimfire(TM), Quartermaster(TM), Net Array(TM) and Spectra 6000(TM) and has a registration outstanding for the mark HALO.

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

         Research and Development expenses in fiscal 1997 and 1996 were $3,172,000 and $2,423,000, respectively. All of the Company's research and development expenditures are expensed as incurred. At November 30, 1997, the Company had 29 full-time employees engaged in research and development activities, 27 of whom are engineers.

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

(12)     EMPLOYEES.

         At November 30, 1997, the Company had 121 full-time employees, of which 20 were engaged in manufacturing, 29 in engineering and research and development, 51 in sales, sales support and marketing and 21 in general management and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

         Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 32,000 square feet. The lease for this space expires in October 2002. The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company owns most of the equipment used in its operations. Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software. Management believes that all major computer applications which are critical to the Company's operations are century compliant.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Trading

Ciprico common stock is traded on the NASDAQ National Market System under the symbol CPCI. As of November 28, 1997, there were approximately 3,695 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 1997 and 1996, were:


Quarter                          1997 High    1997 Low      1996 High      1996 Low
---------------------------------------------------------------------------------------
First ..................        $   20.50     $   12.50     $   12.08     $    5.83
Second .................            15.13         11.00         15.83         10.67
Third ..................            16.75         11.38         28.50         12.88
Fourth .................            18.38         13.75         20.25         11.75


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
Ciprico Inc. and Subsidiaries

RESULTS OF OPERATIONS

NET SALES:

Net sales increased by $9.0 million, or 33% in 1997 from 1996 compared to an increase of $11.4 million or 72% in 1996 from 1995. In 1997, the Company continued to penetrate the visual computing markets with its offerings of new products. The entertainment market (film/video and broadcasting) accounted for 43% of net sales in 1997 compared to 61% in 1996 and 42% in 1995. The satellite/ telemetry market grew to 34% of net sales in 1997 compared to 13% in 1996 and 18% in 1995. New product sales accounted for 43% of net sales in 1997 with shipments of the industry's first Fibre Channel and ATA disk array products.
The Company believes its ability to provide new products and develop partnerships were key contributing factors to the sales growth.

In 1997, one customer in the satellite/telemetry market, a department of the U.S. Navy, made up 10% of net sales. In 1996, two significant customers in the entertainment market made up 29% of net sales. Sony Trading International combined with Sony Pictures made up 18% of net sales, while Avid Technology made up 11% of net sales. Net sales were very diverse in 1995 resulting in no major customers accounting for a significant portion of sales.

Export sales declined in 1997 to 21% of net sales compared to 36% and 35% of net sales in 1996 and 1995 respectively. Sales in Japan were lower at 7% of net sales in 1997 compared to 20% in 1996 and 14% in 1995. This reduction was due to an expected reduction in sales to Sony Trading International.

COST OF SALES AND GROSS PROFIT:
Gross profit increased to $17.3 million, and was 48% of net sales in 1997, compared to $13.0 and $7.5 million, or 48% and 47% in 1996 and 1995, respectively. The Company is able to maintain its gross profit percentages through selling leading-edge technology products, providing strong customer support and effective cost controls.

In 1996, the Company completed an expansion of its manufacturing space to improve production capacity and efficiencies. The Company continues to believe in strong vendor relations to aid in component availability and cost reductions. The Company anticipates 1998 gross profit, as a percent of net sales, to range in the mid to upper forty percent of net sales.

SALES AND MARKETING EXPENSES:
Sales and marketing expenses totaled $7.0 million or 19% of net sales in 1997 compared to $5.4 million or 20% of net sales in 1996, and $4.1 million or 26% of net sales in 1995. The major components of the increase in 1997 were $784,000 related to compensation costs associated with additional personnel and $670,000 related to increased promotion expenses. Sales and marketing expenses are expected to increase in actual dollars in 1998 in line with expected growth in sales, but decrease as a percent of net sales.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses were $2.7 million or 7% of net sales in 1997 compared to $2.2 and $1.4 million or 8% and 9% of net sales for 1996 and 1995, respectively. Spending increased in 1997 due to increased personnel costs to support Company growth. The Company expects general and administrative expenses to increase in 1998 in line with expected growth in sales, but remain constant as a percent of net sales.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses in 1997 were $3.2 million or 9% of net sales, compared to $2.4 million and $1.8 million, or 9% and 11% of net sales in 1996 and 1995, respectively. The major components of the increase in 1997 were $443,000 related to compensation costs associated with additional personnel and $177,000 related to depreciation expenses for test equipment. The Company expects research and development expenses in 1998 to increase due to new product development planned for future disk array products and computer platform connectivity.

OTHER INCOME:
Other income increased by $1.0 million in 1997. Interest and dividend income, the largest component, increased due to higher average cash balances associated with the proceeds from the stock offering in May, 1996. Royalty income is from the usage of an older discontinued technology.

INCOME TAX EXPENSE:
Income tax expense for 1997, 1996 and 1995 is described in footnote 2. of the consolidated financial statements.

NET EARNINGS:
Net earnings increased in 1997 to $4.2 million compared to $3.4 million in 1996 and $396,000 in 1995. The 1997 and 1996 increases were due to the increased sales levels, lower expenses as a percent of net sales, and interest income.

LIQUIDITY AND CAPITAL RESOURCES:
Liquidity is very strong with cash and cash equivalents and short term marketable securities totaling $29.3 million at year-end, compared to $27.3 million in 1996. Liquidity increased $22.6 million in 1996 primarily due to net proceeds of $30.8 million received from the sale of 1.5 million shares of common stock. The Company also has $7.5 million invested in long term investments. The Company's working capital was $36.4 million at September 30, 1997 compared to $29.8 million at September 30, 1996.

Cash flows from operating activities in 1997 were $2.1 million. This result was largely attributed to sources of cash from net earnings of $4.2 million and non-cash expenses for depreciation of $1.5 million. Anticipated growth for fiscal year 1998 could create a use of cash to fund working capital needs.

Cash flows used in investing activities were mainly for the net investment in marketable securities of $8.4 million and equipment expenditures totaling $3.0 million. Equipment purchases increased $1.0 million over 1996 due to purchases for product development equipment, production and test equipment and upgrading of the Company's computer systems. Future investments for equipment will increase due to the Company's expansion of new product development and continuing computer systems upgrades.

Cash flows from financing activities were the result of proceeds from the issuance of common stock through the Company's stock option purchase plans.

During the past year, the Company reviewed several potential acquisition situations. The Company has not found a suitable acquisition and will continue to look for new technology opportunities.

Funding of future working capital needs and equipment purchases could cause a reduction in the cash balances in 1998. The Company believes that current funds and the funds from operations are adequate to support 1998 operations as currently planned.

FORWARD-LOOKING INFORMATION:
The statements in this Annual Report that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. Certain of these risks and uncertainties are discussed below.

The Company sells its products into five visual computing vertical markets which include: entertainment (film/video and broadcast), oil/gas exploration, digital prepress, medical imaging, and satellite/telemetry. Continued growth in these markets, especially the entertainment market, is essential to Company growth.

Gross margins on product sales are highly dependent on the cost of disk drives. There is no assurance the Company can sustain the current gross margin levels given the potential for price fluctuations and product availability of new generation disk drives.

Component parts for the Company's products have been on allocation from time to time from its suppliers, which means parts could become difficult to obtain, thus having an adverse effect on the Company's results of operation.

The Company operates on very little backlog which means its results from quarter to quarter are very hard to project and may fluctuate. A large percentage of total quarterly sales may occur in the last month and weeks of a quarter.

The Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. Delays in product enhancements and developments, failures to gain market acceptance of new or enhanced products, or emergence of new products or technologies by others, would have an adverse effect on the Company's business and results of operation.

ITEM 7. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Ciprico Inc. and Subsidiaries
-------------------------------------------------

September 30,                                                    1997              1996
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................   $  4,512,411    $ 13,398,162
Marketable securities ...................................     24,806,985      13,871,013
Trade accounts receivable, less allowances of $391,000 in
         1997 and $335,000 in 1996 ......................      5,151,911       4,469,242
Income taxes receivable .................................        325,047               -
Inventories:
         Finished goods .................................      1,566,097         986,844
         Work-in-process ................................      1,162,379         496,412
         Raw materials ..................................      1,625,458       1,306,058
                                                            ----------------------------
         Total inventories ..............................      4,353,934       2,789,314

Deferred income taxes ...................................        788,000         492,000
Other current assets ....................................        484,402         391,667
                                                            ----------------------------
         Total current assets ...........................     40,422,690      35,411,398

Property and equipment, at cost:
         Furniture and fixtures .........................        676,474         576,289
         Equipment ......................................      8,385,670       6,203,258
         Leasehold improvements .........................        267,035         267,035
                                                            ----------------------------
                                                               9,329,179       7,046,582
         Less accumulated depreciation and amortization .     (5,381,084)     (4,470,214)
                                                            ----------------------------
         Net property and equipment .....................      3,948,095       2,576,368

Marketable securities ...................................      7,482,838       9,987,843
Deferred income taxes ...................................        118,000               -
Other assets ............................................        133,659          13,291
                                                            ----------------------------
         Total assets ...................................   $ 52,105,282    $ 47,988,900
                                                            ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ........................................   $  2,285,335    $  3,043,560
Accrued compensation ....................................        604,182         663,474
Warranty accrual ........................................        345,000         295,355
Income taxes payable ....................................         77,749         792,269
Other accrued expenses ..................................        215,133         249,535
Deferred revenue ........................................        520,337         517,692
                                                            ----------------------------
         Total current liabilities ......................      4,047,736       5,561,885

COMMITMENTS .............................................              -               -

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares
         authorized; no shares issued and outstanding ...              -               -
Common stock, $.01 par value; 9,000,000
         shares authorized; issued and
         outstanding 5,130,484 shares in 1997 and
         5,011,390 shares in 1996 .......................         51,304          50,114
Additional paid-in capital ..............................     39,315,659      37,935,690
Retained earnings .......................................      8,690,583       4,441,211
                                                            ----------------------------
         Total shareholders' equity .....................     48,057,546      42,427,015
                                                            ----------------------------
         Total liabilities and shareholders' equity .....   $ 52,105,282    $ 47,988,900
                                                            ============================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Ciprico Inc. and Subsidiaries

Years ended September 30                                            1997          1996           1995
--------------------------------------------------------------------------------------------------------
Net sales ....................................................   $36,389,678   $27,408,126   $15,966,203
Cost of sales ................................................    19,099,716    14,383,459     8,498,374
                                                                 ---------------------------------------
Gross profit .................................................    17,289,962    13,024,667     7,467,829

Sales and marketing expenses .................................     6,976,680     5,405,226     4,129,493
General and administrative expenses ..........................     2,699,992     2,233,206     1,432,373
Research and development expenses ............................     3,171,918     2,423,190     1,799,547
                                                                 ---------------------------------------
Earnings from operations .....................................     4,441,372     2,963,045       106,416

Other income:
     Interest and dividend income ............................     1,878,000       865,157       225,711
     Royalty income ..........................................       120,000       111,500        91,950
                                                                 ---------------------------------------
                                                                   1,998,000       976,657       317,661
                                                                 ---------------------------------------

Earnings before income taxes .................................     6,439,372     3,939,702       424,077
Income tax expense ...........................................     2,190,000       496,000        28,000
                                                                 ---------------------------------------
NET EARNINGS .................................................   $ 4,249,372   $ 3,443,702   $   396,077
                                                                 =======================================
NET EARNINGS PER COMMON SHARE ...............................   $       .79   $       .80   $       .12
                                                                 =======================================
Weighted average number of common and common equivalent shares     5,395,687     4,325,672     3,394,079




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            Unrealized
                                                               Common Stock                  Gain on
                                                              and additional                securities
                                                                 paid-in     Retained        available
Years ended September 30, 1997, 1996 and 1995    Shares          capital     earnings        for sale      Total
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994 .............      3,099,924    $  5,872,090    $  601,432    $      -      $ 6,473,522

Exercise of employee stock options ......        297,416         701,797             -           -          701,797
Restricted stock issued .................          1,579           5,002             -           -            5,002
Net earnings ............................              -               -       396,077           -          396,077
Compensation related to
         stock option exercises .........              -          59,466             -           -           59,466
Change in unrealized gain ...............              -               -             -      60,400           60,400
                                             ----------------------------------------------------------------------
Balance, September 30, 1995 .............      3,398,919       6,638,355       997,509      60,400        7,696,264


Exercise of employee stock options ......        110,353         297,447             -           -          297,447
Tax benefit related to options ..........              -         216,000             -           -          216,000
Proceeds from sale of common stock ......      1,500,000      30,776,922             -           -       30,776,922
Employee plan stock purchases ...........          2,176          27,744             -           -           27,744
Net earnings ............................              -               -     3,443,702           -        3,443,702
Compensation related to
         stock option exercises .........              -           30,117            -           -           30,117
Change in unrealized gain ...............              -                -            -     (60,400)         (60,400)
Fractional shares, related to
         stock split.....................            (58)            (781)           -           -             (781)
                                             ----------------------------------------------------------------------
Balance, September 30, 1996 .............      5,011,390      37,985,804     4,441,211           -       42,427,015

Exercise of employee stock options ......        100,416         277,722             -           -          277,722
Tax benefit related to options ..........              -         776,000             -           -          776,000
Employee plan stock purchases ...........          8,678         126,916             -           -          126,916
Restricted stock issued .................         10,000         146,875             -           -          146,875
Net earnings ............................              -               -     4,249,372           -        4,249,372
Compensation related to
         stock option exercises .........              -          53,646             -           -           53,646
                                             ----------------------------------------------------------------------
Balance, September 30, 1997 .............      5,130,484    $ 39,366,963    $8,690,583    $      -      $48,057,546
                                             ======================================================================


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Ciprico Inc. and Subsidiaries

Years ended September 30                                                        1997                    1996              1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..........................................................         $ 4,249,372          $ 3,443,702       $ 396,077
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization .......................................           1,486,216              840,942         712,477
  Provision for warranty expense ......................................             317,995              291,024          12,000
  Provision for bad debt expense ......................................              93,507              156,165          36,029
  Deferred income taxes ...............................................            (414,000)            (492,000)              -
  Other ...............................................................             135,910              (55,486)        (31,569)
  Compensation related to stock option exercises ......................              53,646               30,117          59,466
Changes in operating assets and liabilities:
  Accounts receivable .................................................            (776,176)          (1,440,013)       (894,396)
  Income taxes receivable .............................................            (325,047)                   -               -
  Inventory ...........................................................          (1,564,620)          (1,439,967)       (434,194)
  Other current assets ................................................             (92,735)            (146,285)         46,500
  Accounts payable ....................................................            (758,225)             574,667         834,296
  Accrued expenses ....................................................            (362,044)             328,432         212,332
  Income taxes payable ................................................              61,480              931,815           3,463
  Deferred revenue ....................................................               2,645              428,144          33,346
                                                                               -------------------------------------------------
  NET CASH FLOWS PROVIDED BY
          OPERATING ACTIVITIES ........................................           2,107,924            3,451,257         985,827


CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases ...................................................          (3,034,761)          (1,997,378)       (682,616)
Proceeds from sale of equipment .......................................              40,908               16,055         146,145
Other assets, net .....................................................            (120,368)              (7,225)         (4,231)
Purchases of marketable securities ....................................         (46,315,602)         (23,858,856)              -
Proceeds from sale or maturity of marketable
  securities ..........................................................          37,884,635            1,267,506          97,422
                                                                               -------------------------------------------------
  NET CASH FLOWS USED IN
          INVESTING ACTIVITIES ........................................         (11,545,188)         (24,579,898)       (443,280)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ................................             551,513           31,101,332         706,799
                                                                               -------------------------------------------------
  NET CASH FLOWS PROVIDED BY
          FINANCING ACTIVITIES ........................................             551,513           31,101,332         706,799
                                                                               -------------------------------------------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS .................................................          (8,885,751)           9,972,691       1,249,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................          13,398,162            3,425,471       2,176,125
                                                                               -------------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR ..........................................................        $  4,512,411         $ 13,398,162    $  3,425,471
                                                                               =================================================
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid during the year for income taxes ............................        $  2,866,968         $     55,544    $     24,537

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITY:
During fiscal 1997 and 1996, the Company had tax benefits related to stock option exercises of $776,000 and $216,000.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ciprico Inc. and Subsidiaries
-----------------------------------------------
September 30, 1997, 1996 and 1995

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

ACCOUNTING ESTIMATES: In the preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses. Actual results could differ from those estimates used by management.

REVENUE  RECOGNITION:  Revenue is recognized upon shipment of products.  Revenue
from  extended  warranty  and  maintenance   agreements  is  recognized  on  the
straight-line  basis over the term of the  agreement.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided at the time of revenue recognition.


RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred

ROYALTY  INCOME:  Royalties are recognized  when payment is received.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 1997, principally all of the Company's cash and cash equivalents are invested in a money market fund. At September 30, 1996, the company's cash and cash equivalents were invested in a money market fund, commercial paper and government agencies.

MARKETABLE SECURITIES: The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

At September 30, 1997 and 1996, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                                                              1997                      1996
--------------------------------------------------------------------------------------------------------------
Current marketable securities
         Commercial Paper ................................................  $14,813,715            $ 5,915,642
         U.S. Government Agencies ........................................    9,993,270              7,955,371
                                                                            ----------------------------------
                                                                             24,806,985             13,871,013

Non-current marketable securities
         U.S. Government Agencies ........................................    7,482,838              9,987,843
                                                                            ----------------------------------
                                                                            $32,289,823            $23,858,856
                                                                            ==================================

The non-current held-to-maturity securities at September 30, 1997 all mature in fiscal 1999. Marketable securities at September 30, 1995 were classified as available-for-sale. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight line method over estimated useful lives of three to seven years or, in the case of leasehold improvements, over the period of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred. Accelerated and straight-line methods are used for income tax reporting.

NET EARNINGS PER SHARE: Net earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited have been translated into U.S. dollars in accordance with the provisions of
SFAS No. 52 "Foreign Currency Translation." Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are not material.

RECLASSIFICATION: Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ciprico Inc. and Subsidiaries
----------------------------------------------------------
September 30, 1997, 1996 and 1995

2. INCOME TAXES
The provisions for income tax expense consist of:

Years ended September 30                                            1997            1996             1995
----------------------------------------------------------------------------------------------------------
Current:
Federal ............................................            $ 2,354,000     $   848,000    $     5,000
State ..............................................                226,000         115,000          5,000
Foreign ............................................                 24,000          25,000         18,000
                                                                ------------------------------------------
         Total current .............................              2,604,000         988,000         28,000

Deferred ...........................................               (414,000)       (492,000)             -
                                                                ------------------------------------------
         Total .....................................            $ 2,190,000     $   496,000    $    28,000

In 1997 and 1996, income tax benefits of $776,000 and $216,000 related to stock option exercises were recorded as a direct increase to additional paid-in capital.

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets (liabilities) are as follows:

As of September 30                                                           1997                   1996
-----------------------------------------------------------------------------------------------------------
Inventory .................................................               $ 294,000               $ 196,000
Depreciation ..............................................                 107,000                 (15,000)
Allowance for doubtful accounts ...........................                 143,000                 121,000
Warranty accrual ..........................................                 126,000                 107,000
Other .....................................................                 236,000                  83,000
                                                                          ---------------------------------
Net deferred tax asset ....................................               $ 906,000               $ 492,000
                                                                          =================================

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30                           1997    1996     1995
-------------------------------------------------------------------------
Federal statutory rate .....................       34.0%   34.0%    35.0%
State taxes, net of federal
  income tax benefit........................        2.3     2.3       .8
Change in valuation allowance...............          -   (24.5)   (30.7)
Other.......................................       (2.3)     .8      1.5
                                                   ---------------------
                                                   34.0%   12.6%     6.6%
                                                   =====================

3.  SHAREHOLDERS' EQUITY
Stock Split
On March 27, 1996, the Company declared a three-for-two stock split which was distributed on April 12, 1996. All share and per share data for the periods presented have been restated to reflect the stock split.

Public Offering
On June 5, 1996, the Company completed the sale of 1.5 million shares of common stock in a public offering. Net proceeds from the stock offering totaled $30,776,922.

Stock Option Plans
The Company has four stock option plans under which officers, directors and employees have been or may be granted incentive and nonqualified stock options to purchase the Company's common stock at fair market value on the date of grant. The options become exercisable over varying periods and expire up to ten years from date of grant. At September 30, 1997, 30,000 shares had been issued subject to additional authorized shares by shareholder vote. The total number of shares reserved under these plans is 1,875,000.

Option transactions under the Company's stock option plans during the three years ended September 30, 1997 are summarized as follows:

                                                                               Number of         Weighted Average
                                                                                Shares            Exercise Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1994 ...........................................    726,584            $   2.66
         Granted ............................................................    194,963                4.10
         Exercised ..........................................................   (305,274)               2.42
         Canceled ...........................................................    (35,726)               2.64
                                                                                ----------------------------
Outstanding at September 30, 1995 ...........................................    580,547                3.26
         Granted ............................................................    256,908               12.99
         Exercised ..........................................................   (110,699)               2.73
         Canceled ...........................................................    (11,973)               3.89
                                                                                ----------------------------
Outstanding at September 30, 1996 ...........................................    714,783                6.85
         Granted ............................................................    301,300               14.66
         Exercised ..........................................................   (101,340)               3.15
         Canceled ...........................................................     (9,500)              10.23
                                                                                ----------------------------
Outstanding at September 30, 1997 ...........................................    905,243            $   9.83
                                                                                ============================
Options exercisable at September 30:
        1995 ................................................................    214,485            $   2.89
                                                                                ============================
        1996 ................................................................    255,811            $   3.95
                                                                                ============================
        1997 ................................................................    378,136            $   6.72
                                                                                ============================

The following table summarizes information concerning currently outstanding and exercisable stock options:


                              Options Outstanding
  Range of          Number        Weighted Average           Weighted Average
Exercise Prices   Outstanding   Remaining Contractual Life    Exercise Price
------------------------------------------------------------------------------
$ 2.00 -  2.99     150,280          1.2 years                   $   2.70
  3.00 -  4.49     204,138          2.3 years                       4.13
  5.00 -  6.74       3,750          3.0 years                       5.93
  6.75 - 10.13       4,125          3.1 years                       7.45
 11.17 - 15.19     471,700          4.1 years                      13.53
 15.25 - 22.00      71,250          4.1 years                      17.07
                   -------
                   905,243
                   =======

                    Options Exercisable
       Range of         Number              Weighted Average
    Exercise Prices   Outstanding            Exercise Price
------------------------------------------------------------
     $2.00 -  2.99     121,134               $    2.66
      3.00 -  4.49     124,276                    4.06
      5.00 -  6.74         750                    6.17
      6.75 - 10.13         750                    7.71
     11.17 - 15.19     126,101                   12.77
     15.25 - 22.00       5,125                   18.26
                       -------
                       378,136
                       =======

The weighted average fair value of options granted in 1997 and 1996 was $7.36 and $6.60 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: no dividend yield; risk-free rate of return of 6.0% and 5.8%; volatility of 72.3% and 69.0%; and an average term of 2.9 years and 3.2 years. The Company's 1997 and 1996 proforma net earnings and net earnings per share would have been $3,436,121 and $2,970,650 or $.64 and $.69 per share had the fair value method been used for valuing options granted during 1997 and 1996. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Plan
The 1996 Employee Stock Purchase Plan ("ESPP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 10,854 shares have been issued, including 8,678 shares for $126,916 in 1997 and 2,176 shares for $27,744 during 1996. At
September 30, 1997, the Company had 139,146 shares reserved for future issuance under the ESPP.

Restricted Stock Plan
The 1996 Restricted Stock Plan ("RSP") provides for common stock awards to officers and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 10,000 shares have been issued. The amount of unearned compensation recognized as expense was approximately $18,000 for 1997. At September 30, 1997, the Company had 65,000 shares reserved for future issuance under the RSP.

4. EMPLOYEE BENEFIT PLAN
The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of the first 4 percent of the participants' salaries in fiscal 1997, and 50 percent of the first 2 percent of participants' salaries in fiscal 1996 and 1995. Contributions in addition to the minimum are made by the Company based on the Company's financial performance. The Company's contributions to this plan in 1997, 1996 and 1995 were $105,400, $124,215 and $29,854 respectively.

5. SALES CONCENTRATION
The consolidated statements of earnings included sales to significant customers as follows:

Years ended September 30                       1997           1996         1995
-------------------------------------------------------------------------------
Customer A ........................            10%             -%             -%
Customer B ........................             5             18              8
Customer C ........................             2             11              1
                                              ----------------------------------
     Total ........................            17%            29%             9%
                                              ----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ciprico Inc. and Subsidiaries
-------------------------------------------
September 30, 1997, 1996 and 1995



6. FINANCIAL INFORMATION BY GEOGRAPHIC AREA
The Company's net sales, earnings from operations and identifiable assets summarized by geographic area are as follows:

Net Sales                          1997              1996              1995
--------------------------------------------------------------------------------
North America ............       $28,814,469       $17,429,093       $10,341,928
UK subsidiary ............         3,173,165         2,654,796         2,781,651
Japan ....................         2,581,348         5,468,620         2,211,380
Other foreign ............         1,820,696         1,855,617           631,244
                                 -----------       -----------       -----------
Total ....................       $36,389,678       $27,408,126       $15,966,203
                                 ===========       ===========       ===========


Earnings (loss) from operations
--------------------------------------------------------------------------------
North America .................      $3,767,652      $2,559,421      $ (499,231)
UK subsidiary .................         673,720         403,624         605,647
                                     ----------      ----------      ----------
Total .........................      $4,441,372      $2,963,045      $  106,416
                                     ==========      ==========      ==========


Identifiable Assets
--------------------------------------------------------------------------------
North America .................    $ 51,797,934    $ 47,857,720     $ 10,738,735
UK subsidiary .................         574,557         435,506          436,764
Eliminations ..................        (267,209)       (304,326)        (255,432)
                                   ---------------------------------------------
Total .........................    $ 52,105,282    $ 47,988,900     $ 10,920,067
                                   =============================================


7. COMMITMENTS
The Company has operating leases for office and manufacturing space which expire through October 2002. Future minimum payments under these leases are $396,092, $363,153, $368,558, $395,586 and $395,291 for 1998, 1999, 2000, 2001 and beyond.
For the years ended September 30, 1997, 1996 and 1995, operating lease expenses were $324,837, $279,285 and $237,579, respectively.


8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash equivalents
The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable Securities
The fair values of marketable securities are based on quoted market prices.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (FASB) has issued three statements which the Company has not yet adopted.

The FASB issued statement No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully-diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard would not have a material affect on the reported net earnings per common share.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two standards is not expected to have a material effect on the consolidated financial statements of the Company.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Ciprico Inc.:

We have audited the accompanying consolidated balance sheet of Ciprico Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc. and subsidiaries as of September 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

                             /s/ Grant Thornton LLP

Minneapolis, Minnesota
October 31, 1997

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Ciprico Inc.:

We have audited the consolidated balance sheet of Ciprico Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ciprico Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                             /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 6, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported.


                                   PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:


Name                          Age            Position(s)
----                          ---            -----------

Robert H. Kill                50             Chairman of the Board, President
                                             and Chief Executive Officer

Cory J. Miller                44             Vice President of Finance,
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

         The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 10.         EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)     Exhibits.  See "Exhibit Index" on page following signatures.

         (b)     Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the fourth quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIPRICO INC.
                                   (the "Registrant")

Date:  December   19    , 1997     By  /s/ Robert H. Kill
                --------             ---------------------------------------
                                       Robert H. Kill, Chairman of the Board
                                       and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                              (Power of Attorney)

         Each person whose signature appears below constitutes and appoints ROBERT H. KILL and CORY J. MILLER his true and lawful attorneys-in- fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intent and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

 Signature                           Title                                         Date
 ---------------------------------   -------------------------------------------   ----

 /s/ Robert H. Kill                  Chairman, President and Director              December   19   , 1997
 ---------------------------------   (Principal executive officer)                          -------
 Robert H. Kill

 /s/ Cory J. Miller                  Vice President of Finance and Chief           December   19   , 1997
 ---------------------------------   Financial Officer (Principal                           -------
 Cory J. Miller                      financial and accounting officer)


                                     Director                                      December          , 1997
 ---------------------------------                                                          ---------
 William N. Wray
                                     Director                                      December          , 1997
 ---------------------------------                                                          ---------
 Donald H. Soukup

 /s/ Ronald B. Thomas                Director                                      December   19   , 1997
 ---------------------------------                                                          -------
 Ronald B. Thomas

 /s/ Gary L. Deaner                  Director                                      December   19   , 1997
 ---------------------------------                                                          -------
 Gary L. Deaner

 /s/ Peyton Gannaway                 Director                                      December   19   , 1997
 ---------------------------------                                                          -------
 Peyton Gannaway

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended
September 30, 1997                                Commission File No.:  0-11336

--------------------------------------------------------------------------------
                                CIPRICO INC.
--------------------------------------------------------------------------------

<Capiton>
Exhibit          Description
-------          -----------

2                Agreement and Plan of Merger of Ciprico Inc. (a Minnesota corporation) into Ciprico Inc. (a Delaware corporation)--
                 incorporated by reference to Exhibit 2 of the Registrant's Form 10-Q for the quarter ended March 31, 1988*

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

10.2             First Amendment, dated July 1, 1996, to Lease Agreement dated December 3, 1991, relating to space at 2800 Campus
                 Drive, Plymouth, Minnesota--incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-KSB for the
                 fiscal year ended September 30, 1996*

10.3             Second Amendment, dated September 2, 1997, to Lease Agreement dated December 3, 1991 relating to space at 1800
                 Campus Drive, Plymouth, Minnesota

10.4**           Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended September 30, 1983*





__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.5**           Specimen of Incentive Stock Option Agreement--incorporated by reference to Exhibit 10.8 of the Registrant's Form
                 10-K for the fiscal year ended September 30, 1983*

10.6**           Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the
                 Registrant's Form 10-K for the fiscal year ended September 30, 1984*

10.7**           Registrant's 1986 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.12 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1986*

10.8**           Specimen of Nonqualified Stock Option Agreement under 1986 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.9**           1986 Amendment to Registrant's Incentive Stock Option Plan--incorporated by reference to Exhibit 10.14 of the
                 Registrant's Form 10-K for the fiscal year ended September 30, 1986*

10.10            License Agreement between Cottrill, Inc. and TechSource Inc., Registrant's subsidiary, dated December 18, 1987--
                 incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended September 30,
                 1988*

10.11**          Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's
                 Form 10-K for the fiscal year ended September 30, 1992*

10.12**          Specimens of Nonqualified Stock Option Agreements under 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended September 30, 1992*

10.13**          Amendment No. 1 to Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*





__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.14**          Amendment No. 2 to Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.15**          Registrant's 1994 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form
                 10-KSB for the fiscal year ended September 30, 1993*

10.16**          Specimen of Incentive Stock Option Agreement under 1994 Incentive Stock Option Plan--incorporated by reference to
                 Exhibit 10.14 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

10.17**          Registrant's 1996 Restricted Stock Plan--incorporated by reference to Exhibit 10.15 of the Registrant's Form
                 10-KSB for the fiscal year ended September 30, 1995*

10.18**          Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan--incorporated by reference to Exhibit
                 10.16 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.19**          Restricted Stock Agreement dated December 30, 1994 between Registrant and Robert H. Kill--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for the quarter ended June 30, 1995.*

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

23.1             Consent of Grant Thornton LLP

23.2             Consent of KPMG Peat Marwick LLP

24               Power of Attorney from Certain Directors--see Signature Page

27               Financial Data Schedule (filed in electronic format only)





__________________________

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.