Form 10-Q
period 1997-12-31
CIPRICO INC
filed 1998-02-10
CIK 720145

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    _______________________________________

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarter Ended December 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


Commission File Number 0-11336


                                  CIPRICO INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                    41-1749708
     (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification Number)


                               2800 CAMPUS DRIVE
                           PLYMOUTH, MINNESOTA  55441
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (612) 551-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X       No
                                --------       --------
The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 4, 1998 was 5,090,908 shares.

                         CIPRICO INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                  Page


PART I      Financial Information

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets at
            December 31, 1997 and September 30, 1997              3

            Consolidated Condensed Statements of Earnings for
            Three Months Ended December 31, 1997 and 1996         4

            Consolidated Condensed Statements of Cash Flows for
            Three Months Ended December 31, 1997 and 1996         5

            Notes to Consolidated Condensed Financial Statements  6-7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    8-9

PART II     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders   10

Item 6.     Exhibit Index and Reports on Form 8-K                 10

SIGNATURES                                                        11

                         PART 1.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                         CIPRICO INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


 (In thousands)                                 December 31,  September 30,
                                                    1997          1997
                                                ------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                       $ 4,610       $ 4,512
   Marketable securities                            24,722        24,807
   Accounts receivable, less allowance               6,525         5,152
   Inventories                                       4,469         4,354
   Deferred income taxes                               788           788
   Other current assets                                874           809
                                                   -------       -------
       Total current assets                         41,988        40,422
Property and equipment, net                          4,237         3,948
Marketable securities                                7,499         7,483
Other assets                                           281           252
                                                   -------       -------
       Total assets                                $54,005       $52,105
                                                   =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $ 3,568       $ 2,285
   Accrued expenses                                  1,165         1,242
   Deferred revenue                                    565           520
                                                   -------       -------
       Total current liabilities                     5,298         4,047

Shareholders' equity:
   Capital stock                                        51            51
   Additional paid-in capital                       39,440        39,316
   Retained earnings                                 9,216         8,691
                                                   -------       -------
       Total shareholders' equity                   48,707        48,058
                                                   -------       -------
       Total liabilities and shareholders' equity  $54,005       $52,105
                                                   =======       =======




See accompanying notes to consolidated condensed financial statements.

                         CIPRICO INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (Unaudited)


 (Dollars in thousands except                           Three Months Ended
 per share amounts)                                        December 31,
                                                       --------------------
                                                       1997       1996
                                                      ------     ------
NET SALES                                                $7,260     $8,596
Cost of sales                                             3,684      4,455
                                                         ------     ------
GROSS PROFIT                                              3,576      4,141
Research and development expenses                           879        726
Sales and marketing expenses                              1,788      1,593
General and administrative expenses                         631        629
                                                         ------     ------
EARNINGS FROM OPERATIONS                                    278      1,193
Other income, primarily interest                            517        594
                                                         ------     ------
EARNINGS BEFORE INCOME TAXES                                795      1,787
Income tax expense                                          270        649
                                                         ------     ------
NET EARNINGS                                             $  525     $1,138
                                                         ======     ======
NET EARNINGS PER SHARE - BASIC                           $  .10     $  .23
                                                         ======     ======
NET EARNINGS PER SHARE - DILUTED                         $  .10     $  .21
                                                         ======     ======
Shares used to calculate net earnings per common share:
   Basic                                                  5,137      5,018
   Diluted                                                5,383      5,422




See accompanying notes to consolidated condensed financial statements.

                         CIPRICO INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


(In thousands)


                                                 Three Months Ended December 31,
                                                          1997        1996
                                                         -------    -------
NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                $    662   $ (3,287)

Cash flows from investing activities:

   Equipment purchases                                    (757)      (574)
   Purchases of marketable securities                  (11,269)   (10,510)
   Proceeds from sale or maturity of marketable
       securities                                       11,338      3,000
                                                      --------   --------

NET CASH FLOWS USED IN INVESTING ACTIVITIES               (688)    (8,084)
                                                      --------   --------
Net cash flows from financing activities:

   Proceeds from issuance of common stock                  124         69
                                                      --------   --------

NET CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES                                              124         69
                                                      --------   --------

Net increase (decrease) in cash and cash equivalents        98    (11,302)

Cash and cash equivalents at beginning of period         4,512     13,398
                                                      --------   --------

Cash and cash equivalents at end of period            $  4,610   $  2,096
                                                      ========   ========




See accompanying notes to consolidated condensed financial statements.

                         CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               December 31, 1997
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, marketing and service of disk array solutions for use in high performance computer systems for the visual computing markets. The Company markets its products worldwide through a direct sales force and various distribution channels.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated condensed financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the three-month periods ended December 31, 1997 and 1996. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1997.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B - MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost.

Investments that have maturities of less than one year have been classified as current marketable securities. At December 31, 1997 and September 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:


                                   December 31,  September 30,
(In thousands)                             1997           1997
                                   ------------  -------------

Current marketable securities
   Commercial Paper                     $14,735        $14,814
   U.S. Government Agencies               9,987          9,993
                                        -------        -------
                                         24,722         24,807
Non-current marketable securities
   U.S. Government Agencies               7,499          7,483
                                        -------        -------
                                        $32,221        $32,290
                                        =======        =======

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventories consist of the following:


                 December 31,  September 30,
(In thousands)           1997           1997
                 ------------  -------------
Finished Goods         $1,573         $1,566
Work-in-Process           800          1,162
Raw Materials           2,096          1,626
                       ------         ------
                       $4,469         $4,354
                       ======         ======


NOTE D - NET EARNINGS PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by Statement No. 128, all current and prior year net earnings per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1997 and 1996, 246,045 and 404,745 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 445,438 and 35,750 shares of common stock with a weighted average exercise price of $14.48 and $18.84 were outstanding at December 31, 1997 and 1996, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 - "Reporting Comprehensive Income," and Statement No. 131 - "Disclosures about Segments of an Enterprise and Related Information" which are
effective for fiscal year 1999.   Statement No. 130 will require the Company to
display an amount representing comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information.

The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

                         CIPRICO INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION



RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net sales for the three-month period ended December 31, 1997 decreased by 16% to $7.3 million when compared to sales of $8.6 million for the same period last year. The decrease in net sales can be attributed to a product mix shift toward more 6900 Series disk arrays instead of the anticipated mix of fibre channel (7000 Series) and 6500 Series products and a large percentage of orders received in the latter part of the quarter. As a result, the Company was unable to ship all orders and ended the current period with a higher backlog than usual. The entertainment (film/video and broadcasting) and satellite/telemetry markets continue to be strong markets, representing 35% and 33% of net sales for the current three-month period. In addition, a growing new market, oil/gas exploration, accounted for 25% of net sales for the current period. The Halo disk array, a new product developed for the Sun platform, was introduced in the current period and received strong customer acceptance. International sales decreased to $1.5 million or 21% of net sales during the current three-month period compared to $2.4 million or 28% of net sales for the same period last year. Three key customers accounted for 31%, 12% and 10% of sales for the current three-month period while two customers accounted for 15% and 10% of sales for the same period last year. Management anticipates improved sales over the previous fiscal year subject to continued product acceptance, growth in new market opportunities and expanded distribution channels.

Gross profit, as a percentage of net sales, for the three-month period ended December 31, 1997 was 49.3% compared to 48.2% for the same period last year. This improvement is primarily due to the cost decrease of high performance disk drives during the current period. Management anticipates gross profit for the remainder of fiscal 1998 to be challenged by anticipated sales through distribution channels which tend to carry a lower profit, but remain in the mid to upper forty percent range.

Research and development expenses increased $153,000 or 21% for the three-month period ended December 31, 1997 compared to the same period last year. The increase can be attributed to expenses associated with product development activities, including an increase in engineering staff, related to enhancements to the Company's current fibre channel products.

Sales and marketing expenses increased $195,000 or 12% for the three-month
period ended December 31, 1997 compared to the same period last year.   The
increase can be attributed to expenses associated with additional sales and marketing staff as the Company positions itself for expansion of its distributor sales network and focuses on new market opportunities.

Other income consists mainly of interest income from invested cash. The decrease for the three-month period ended December 31, 1997 compared to the same period last year can be attributed to declining long-term interest rates.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

The Ciprico Annual Report on Form 10-KSB for the year ended September 30, 1997 contains a detailed discussion of Ciprico's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1997 Form 10-KSB.

Liquidity is very strong with cash and cash equivalents and short-term marketable securities totaling $29.3 million at December 31, 1997. Cash flows from operating activities during the current three-month period were $662,000. This result was attributed to sources of cash from net earnings of $525,000 and non-cash expenses for depreciation of $465,000 offset by a $328,000 net decrease in operating assets and liabilities. Investing activities used $688,000 primarily as a result of capital expenditures for office equipment, production and test equipment and facility expansion.

On January 5, 1998, the Company announced a stock buyback program of up to $3.0 million. As of the date of this filing, $1.3 million has been used to purchase 105,000 shares.

Funding of future working capital needs and equipment purchases, combined with purchases of the Company's stock, could cause a reduction in the cash balance in fiscal 1998. Management believes that current funds and the funds from operations are adequate to support the current on-going operating needs of the Company.

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

The Company typically operates on very little backlog, which means its results from quarter to quarter are very hard to project and may fluctuate. A large percentage of total quarterly orders may be received in the last month or weeks of a quarter and quarterly sales may be affected by the Company's ability or inability to ship such orders by quarter end.

The Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. Delays in product enhancements and developments, failure to gain market acceptance of new or enhanced products, or emergence of new products or technologies by others, would have an adverse effect on the Company's business and results of operations.

                         CIPRICO INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

            (a)  The Annual Meeting of the Registrant's
                 shareholders was held on Thursday, January 29, 1998.

            (b) At the Annual Meeting, the number of directors was set at six by a vote of 4,887,990 for, 32,262 against and 13,590 abstentions.

            (c) Donald H. Soukup and William N. Wray were elected to serve as Class I directors for a term of three years and until their successors have been duly elected and qualified. Mr. Soukup and Mr. Wray each received 4,891,093 votes for and 42,749 withheld authority. The term of office of Ronald B. Thomas and Peyton Gannaway continues until the 1999 Annual Meeting. The term of office of Robert H. Kill and Gary L. Deaner continues until the 2000 Annual Meeting.

            (d)  The shareholders approved an increase of (1)
                 350,000 shares reserved for the 1992 Nonqualified Stock Option Plan, (2) 250,000 shares reserved for the 1994 Incentive Stock Option Plan and (3) 75,000 shares reserved for the 1996 Restricted Stock Plan by a vote of 1,862,495 for, 712,328 against, 50,423 abstentions and 2,308,596 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
            (a)  Exhibits
                 27 - Financial Data Schedule (filed in electronic format only)
            (b) No report on Form 8-K was filed during the quarter ended December 31, 1997.

                         CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CIPRICO INC.


Dated:  February 4, 1998                 /s/  Robert H. Kill
                                         -----------------------------------
                                         Robert H. Kill, President
                                         (Principal Executive Officer)

Dated:  February 4, 1998                 /s/  Cory J. Miller
                                         -----------------------------------
                                         Cory J. Miller, Vice President of
                                         Finance/Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)