Form 10-Q/A
period 1997-12-31
CIPRICO INC
filed 1998-04-28
CIK 720145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                               FORM 10-Q/A (No. 1)



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

                                 Yes  X      No
                                     ----       ----

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 4, 1998 was 5,084,158 shares.

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

          (a)       Exhibits
                    See Exhibit Index on page following signatures
          (b) No report on Form 8-K was filed during the quarter ended December 31, 1997.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CIPRICO INC.


Dated:  April 24, 1998              /s/  Robert H. Kill
                                    --------------------------------------------
                                    Robert H. Kill, President
                                    (Principal Executive Officer)

Dated:  April 24, 1998              /s/  Cory J. Miller
                                    --------------------------------------------
                                    Cory J. Miller, Vice President of
                                    Finance/Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number                 Description

                         Financial Data Schedules (filed in electronic format only):

    27.1                 Quarter ended December 31, 1997
    27.2                 Fiscal year ended September 30, 1997 (restated)
    27.3                 Quarter ended June 30, 1997 (restated)
    27.4                 Quarter ended March 31, 1997 (restated)
    27.5                 Quarter ended December 31, 1996 (restated)
    27.6                 Fiscal year ended September 30, 1996 (restated)