Form 10-Q
period 1998-03-31
CIPRICO INC
filed 1998-04-28
CIK 720145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 1998

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

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 24, 1998 was 4,985,217 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                                        Page
PART I            Financial Information

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets at
                  March 31, 1998 and September 30, 1997                                                   3

                  Consolidated Condensed Statements of Earnings for
                  Three and Six Months Ended March 31, 1998 and 1997                                      4

                  Consolidated Condensed Statements of Cash Flows for
                  Six Months Ended March 31, 1998 and 1997                                                5

                  Notes to Consolidated Condensed Financial Statements                                   6-7

Item 2.           Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                     8-9

PART II           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                                    10

Item 6.           Exhibits and Reports on Form 8-K                                                       10

SIGNATURES                                                                                               11

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                                March 31,                 September 30,
                                                                                 1998                        1997
                                                                             -----------                -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  9,617                     $  4,512
     Marketable securities                                                      19,315                       24,807
     Accounts receivable, less allowance                                         6,736                        5,152
     Inventories                                                                 3,083                        4,354
     Deferred income taxes                                                         788                          788
     Other current assets                                                          489                          809
                                                                              --------                     --------
         Total current assets                                                   40,028                       40,422
Property and equipment, net                                                      4,129                        3,948
Marketable securities                                                            7,500                        7,483
Other assets                                                                       236                          252
                                                                              --------                     --------
         Total assets                                                         $ 51,893                     $ 52,105
                                                                              ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                         $  2,639                     $  2,285
     Accrued expenses                                                            1,698                        1,242
     Deferred revenue                                                              607                          520
                                                                              --------                     --------
         Total current liabilities                                               4,944                        4,047

Shareholders' equity:
     Capital stock                                                                  50                           51
     Additional paid-in capital                                                 36,568                       39,316
     Retained earnings                                                          10,331                        8,691
                                                                              --------                     --------
         Total shareholders' equity                                             46,949                       48,058
                                                                              --------                     --------
         Total liabilities and shareholders' equity                           $ 51,893                     $ 52,105
                                                                              ========                     ========



See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

(Dollars in thousands except                             Three Months Ended                  Six Months Ended
per share amounts)                                           March 31,                           March 31,
                                                             ---------                           ---------
                                                         1998              1997             1998              1997
                                                      --------          --------         --------          --------
NET SALES                                           $   10,564           $ 9,003       $   17,824          $ 17,599
Cost of sales                                            5,318             4,919            9,002             9,374
                                                    ----------           -------       ----------          --------

GROSS PROFIT                                             5,246             4,084            8,822             8,225
Research and development expense                         1,029               817            1,908             1,543
Sales and marketing expenses                             2,172             1,470            3,960             3,063
General and administrative expenses                        849               663            1,480             1,292
                                                    ----------           -------       ----------          --------

EARNINGS FROM OPERATIONS                                 1,196             1,134            1,474             2,327
Other income, primarily interest                           493               432            1,010             1,026
                                                    ----------           -------       ----------          --------

EARNINGS BEFORE INCOME TAXES                             1,689             1,566            2,484             3,353
Income tax expense                                         574               502              844             1,151
                                                     ---------           -------       ----------          --------

NET EARNINGS                                         $   1,115           $ 1,064       $    1,640          $  2,202
                                                     =========           =======       ==========          ========

NET EARNINGS PER SHARE - BASIC                       $     .22           $   .21       $      .32          $    .44
                                                     =========           =======       ==========          ========

NET EARNINGS PER SHARE - DILUTED                     $     .21           $   .20       $      .31          $    .41
                                                     =========           =======       ==========          ========

Shares used to calculate net earnings per share:
     Basic                                               5,061             5,040            5,099             5,029
     Diluted                                             5,283             5,353            5,333             5,374



See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)                                                                             Six Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                         1998                  1997
                                                                                     --------              --------
NET CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                                         $     3,455          $    (4,610)

Cash flows from investing activities:

     Equipment purchases                                                              (1,076)               (1,083)
     Purchases of marketable securities                                              (22,150)              (21,969)
     Proceeds from sale or maturity of marketable
         securities                                                                    27,625                17,500
                                                                                    ---------            ----------

NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                               4,399               (5,552)
                                                                                   ----------            ----------

Net cash flows from financing activities:

     Repurchase of common stock                                                       (3,018)                   --
     Proceeds from issuance of common stock                                               269                   125
                                                                                  -----------          ------------

NET CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                             (2,749)                   125
                                                                                   ----------          ------------

Net increase (decrease) in cash and cash equivalents                                    5,105              (10,037)

Cash and cash equivalents at beginning of period                                        4,512                13,398
                                                                                   ----------            ----------

Cash and cash equivalents at end of period                                         $    9,617            $    3,361
                                                                                   ==========            ==========


See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


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

In the opinion of management, the unaudited consolidated condensed financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 1998 and 1997. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1997.

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

Investments that have maturities of less than one year have been classified as current marketable securities. At March 31, 1998 and September 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                                                         March 31,                      September 30,
                                                                           1998                               1997
                                                                       ---------                      -------------
Current marketable securities:
     Commercial Paper                                                  $  11,820                          $  14,814
     U.S. Government Agencies                                              7,495                              9,993
                                                                       ---------                          ---------
                                                                          19,315                             24,807

Non-current marketable securities:
     U.S. Government Agencies                                              7,500                              7,483
                                                                       ---------                          ---------
                                                                       $  26,815                          $  32,290
                                                                       =========                          =========


NOTE C - INVENTORIES

Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventories consist of the following:


(In thousands)                                                         March 31,                      September 30,
                                                                            1998                               1997
                                                                       ---------                      -------------
Finished Goods                                                         $   1,559                          $   1,566
Work-in-Process                                                              510                              1,162
Raw Materials                                                              1,014                              1,626
                                                                       ---------                          ---------

                                                                       $   3,083                          $   4,354
                                                                       =========                          =========

NOTE D - SHAREHOLDERS' EQUITY

On January 5, 1998, the Company announced a stock buyback program of up to $3.0 million. The program was completed in March, 1998, resulting in 229,200 shares of common stock repurchased and retired. Under the program, the Company could repurchase shares in the open market and in privately negotiated transactions based on prevailing market conditions.

NOTE E - NET EARNINGS PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share." As required by Statement No. 128, all current and prior year net earnings per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 1998 and 1997, 222,235 and 312,895 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 331,788 and 150,750 shares of common stock with a weighted average exercise price of $14.96 and $15.44 were outstanding at March 31, 1998 and 1997, but were excluded from the computation of common share equivalents for the three-month period because their exercise prices were greater than the average market price of the common shares. For the six months ended March 31, 1998 and 1997, 233,726 and 345,308 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 331,788 and 80,500 shares of common stock with a weighted average exercise price of $14.96 and $16.68 were outstanding at March 31, 1998 and 1997, but were excluded from the computation of common share equivalents for the six-month period because their exercise prices were greater than the average market price of the common shares.

NOTE F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130
- "Reporting Comprehensive Income," and Statement No. 131 - "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal year 1999. Statement No. 130 will require the Company to display an amount representing comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information.

The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

                          CIPRICO INC. AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 1998 Compared to Three and Six Months Ended March 31, 1997

Net sales for the three-month and six-month periods ended March 31, 1998 increased by 17% and 1% to $10.6 million and $17.8 million when compared to net sales of $9.0 million and $17.6 million for the same periods last fiscal year. The entertainment, satellite/telemetry and oil/gas exploration markets continue to be strong markets, representing 24%, 38% and 29% of net sales for the current six-month period. During the current quarter, the Company expanded its distribution network by signing an agreement with Silicon Graphics Inc. (SGI) whereby SGI will sell and support the Company's disk array storage products with SGI computing platforms. Sales to two customers accounted for 38% and 16% of sales for the current three-month period and 35% and 10% of sales for the current six-month period. For the three-month and six-month periods ended March 31, 1997, no customer accounted for 10% or more of total sales. International sales decreased to $2.7 million or 15% of net sales during the current six-month period compared to $4.4 million or 25% of net sales for the same period last fiscal year due to weakness in the European markets. Management anticipates improved sales over the previous fiscal year subject to expanded distribution channels, continued product acceptance and a return of significant sales in the entertainment market.

Gross profit, as a percentage of net sales, for the three-month and six-month periods ended March 31, 1998 was 50% and 49% compared to 45% and 47% for the same periods last fiscal year. This improvement is primarily due to the cost decrease of high performance disk drives during the current fiscal year. Management anticipates increased sales through distribution channels that tend to carry a lower gross profit percentage. As a result, management anticipates gross profit, as a percentage of sales, to decline in the second half of fiscal 1998, but remain in the mid to upper forty percent range.

Research and development expenses increased $212,000, or 26%, for the current quarter as compared to the same quarter of last fiscal year and $365,000, or 24%, for the six months ended March 31, 1998 as compared to the same period last fiscal year. The increase can primarily be attributed to outside consulting costs related to new product development.

Sales and marketing expenses increased $702,000, or 48%, for the current quarter as compared to the same quarter of last fiscal year and $897,000, or 29%, for the six months ended March 31, 1998 as compared to the same period last fiscal year. The increase can be attributed to additional sales and marketing staff and new product promotions as the Company positions itself for sales growth.

General and administrative expenses increased $186,000, or 28%, for the current quarter as compared to the same quarter of last fiscal year and $188,000, or 15%, for the six months ended March 31, 1998 as compared to the same period last fiscal year. The increase can primarily be attributed to consulting costs incurred in connection with the Company's information technology transformation project.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share." As required by Statement No. 128, all current and prior year earnings per share data have been restated to conform to the provisions of Statement No. 128.

LIQUIDITY AND CAPITAL RESOURCES

The Ciprico Annual Report on Form 10-KSB for the year ended September 30, 1997 contains a detailed discussion of Ciprico's liquidity and capital resources. In conjunction with this Quarterly Report on Form 10-Q, investors should read the 1997 Form 10-KSB.

Liquidity is very strong with cash and cash equivalents and short-term marketable securities totaling $28.9 million at March 31, 1998. Cash flows from operating activities during the current six-month period were $3.5 million. This result was primarily attributable to sources of cash from net earnings of $1.6 million, non-cash expenses for depreciation of $891,000 and a $802,000 net change in operating assets and liabilities. Investing activities provided $4.4 million primarily as a result of net proceeds from the maturity of marketable securities offset by $1.1 million of capital expenditures for office equipment, production and test equipment and facility expansion. Financing activities used $2.7 million primarily as a result of a stock buyback program in which the Company reacquired 229,200 shares of common stock for $3.0 million.

On April 22, 1998, the Company announced a second stock buyback program of up to $3.0 million. As of the date of this filing, there have not been any shares purchased under this plan.

Funding of future working capital needs and equipment purchases, combined with purchases of the Company's stock, could cause a reduction in the cash balance in fiscal 1998. Management believes that current funds and the funds from operations are adequate to support the current on-going operating needs of the Company.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using a two-digit field rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

The Company is assessing the impact of the Year 2000 Issue on its operations. The assessment includes communication with all major suppliers and customers. The Company is reviewing its systems to determine whether they are century compliant and does not expect the Year 2000 computer issue to significantly affect its operations.

FORWARD-LOOKING INFORMATION

The statements in this report that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. Certain of these risks and uncertainties are discussed below.

The Company sells its products into five visual computing vertical markets which include entertainment (film/video and broadcast), oil/gas exploration, digital prepress, medical imaging, and satellite/telemetry. Continued growth in sales in these markets is essential to Company growth.

Gross profit on product sales is highly dependent on the cost of disk drives. There is no assurance the Company can sustain the current gross margin profit levels given the potential for price fluctuations and product availability of new generation disk drives.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
                  (a) Information relating to the Company's Annual Meeting of Shareholder's held on January 29, 1998 is contained in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                           27 - Financial Data Schedule (filed in electronic format only)

                  (b) No report on Form 8-K was filed during the quarter ended March 31, 1998.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CIPRICO INC.


Dated:  April 24, 1998               /s/  Robert H. Kill
                                     --------------------------------------
                                     Robert H. Kill, President
                                     (Principal Executive Officer)

Dated:  April 24, 1998               /s/  Cory J. Miller
                                     ---------------------------------------
                                     Cory J. Miller, Vice President of
                                     Finance/Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


     Exhibit Number                       Description

           27                             Financial Data Schedule
                                          (filed in electronic format only)