Form 10-Q
period 1998-06-30
CIPRICO INC
filed 1998-08-03
CIK 720145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended June 30, 1998

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

                              Yes  X    No
                                 -----    -----

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 28, 1998 was 4,926,202 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        Page

PART I     Financial Information

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets at
           June 30, 1998 and September 30, 1997                           3

           Consolidated Condensed Statements of Earnings for
           Three and Nine Months Ended June 30, 1998 and 1997             4

           Consolidated Condensed Statements of Cash Flows for
           Nine Months Ended June 30, 1998 and 1997                       5

           Notes to Consolidated Condensed Financial Statements          6-7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            8-9

PART II    Other Information

Item 4.    Quantitative and Qualitative Disclosures about Market Risk    10

Item 6.    Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                               11

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                     June 30,     September 30,
                                                                     1998           1997
                                                                   -------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $ 4,825        $ 4,512
     Marketable securities                                          23,327         24,807
     Accounts receivable, less allowance                             3,547          5,152
     Inventories                                                     4,723          4,354
     Deferred income taxes                                             788            788
     Other current assets                                            1,129            809
                                                                   -------        -------
         Total current assets                                       38,339         40,422
Property and equipment, net                                          3,877          3,948
Marketable securities                                                7,503          7,483
Other assets                                                           284            252
                                                                   -------        -------
         Total assets                                              $50,003        $52,105
                                                                   =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $ 2,885        $ 2,285
     Accrued expenses                                                1,060          1,242
     Deferred revenue                                                  662            520
                                                                   -------        -------
         Total current liabilities                                   4,607          4,047

Shareholders' equity:
     Capital stock                                                      49             51
     Additional paid-in capital                                     35,801         39,316
     Retained earnings                                               9,546          8,691
                                                                   -------        -------
         Total shareholders' equity                                 45,396         48,058
                                                                   -------        -------
         Total liabilities and shareholders' equity                $50,003        $52,105
                                                                   =======        =======



See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

(Dollars in thousands except                                 Three Months Ended            Nine Months Ended
per share amounts)                                                June 30,                      June 30,
                                                            -------------------           -------------------
                                                              1998       1997               1998       1997
                                                            --------   --------           --------   --------
NET SALES                                                   $  4,895   $ 10,123           $ 22,719   $ 27,722
Cost of sales                                                  2,480      5,247             11,482     14,621
                                                            --------   --------           --------   --------

GROSS PROFIT                                                   2,415      4,876             11,237     13,101
Research and development expense                               1,205        826              3,113      2,369
Sales and marketing expenses                                   2,198      1,965              6,158      5,028
General and administrative expenses                              715        738              2,195      2,030
                                                            --------   --------           --------   --------

EARNINGS (LOSS) FROM OPERATIONS                               (1,703)     1,347               (229)     3,674
Other income, primarily interest                                 513        430              1,523      1,456
                                                            --------   --------           --------   --------

EARNINGS (LOSS) BEFORE INCOME TAXES                           (1,190)     1,777              1,294      5,130
Income tax expense (benefit)                                    (405)       605                439      1,756
                                                            --------   --------           --------   --------

NET EARNINGS (LOSS)                                         $   (785)  $  1,172           $    855   $  3,374
                                                            ========   ========           ========   ========

NET EARNINGS (LOSS) PER SHARE - BASIC                       $   (.16)  $    .23           $    .17   $    .67
                                                            ========   ========           ========   ========

NET EARNINGS (LOSS) PER SHARE - DILUTED                     $   (.16)  $    .22           $    .16   $    .63
                                                            ========   ========           ========   ========

Shares used to calculate net earnings (loss) per share:
     Basic                                                     4,901      5,061              5,058      5,040
     Diluted                                                   4,901      5,383              5,276      5,378


See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                       Nine Months Ended
                                                                         June 30,
                                                             -------------------------------
                                                                1998                  1997
                                                             ----------            ---------
NET CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                    $   3,697             $  (3,969)

Cash flows from investing activities:

     Equipment purchases                                        (1,327)               (1,931)
     Purchases of marketable securities                        (37,384)              (32,501)
     Proceeds from sale or maturity of marketable
         securities                                             38,844                28,000
                                                             ---------             ---------

NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                          133                (6,432)
                                                             ---------             ---------

Net cash flows from financing activities:

     Repurchase of common stock                                 (3,985)                   --
     Proceeds from issuance of common stock                        468                   373
                                                             ---------             ---------

NET CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                       (3,517)                  373
                                                             ---------             ---------

Net increase (decrease) in cash and cash equivalents               313               (10,028)

Cash and cash equivalents at beginning of period                 4,512                13,398
                                                             ---------             ---------

Cash and cash equivalents at end of period                   $   4,825             $   3,370
                                                             =========             =========



See accompanying notes to consolidated condensed financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

In the opinion of management, the unaudited consolidated condensed financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1998 and 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results for the full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1997.

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

Investments that have maturities of less than one year have been classified as current marketable securities. At June 30, 1998 and September 30, 1997, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                                      June 30,     September 30,
                                                        1998              1997
                                                    --------     -------------
Current marketable securities:
     Commercial Paper                              $  15,832         $  14,814
     U.S. Government Agencies                          7,495             9,993
                                                   ---------         ---------
                                                      23,327            24,807
Non-current marketable securities:
     U.S. Government Agencies                          7,503             7,483
                                                   ---------         ---------
                                                   $  30,830         $  32,290
                                                   =========         =========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventories consist of the following:

(In thousands)                                      June 30,     September 30,
                                                        1998              1997
                                                    --------     -------------
Finished Goods                                     $   2,966         $   1,566
Work-in-Process                                          546             1,162
Raw Materials                                          1,211             1,626
                                                   ---------         ---------
                                                   $   4,723         $   4,354
                                                   =========         =========

NOTE D - SHAREHOLDERS' EQUITY

On January 5, 1998, the Company announced a stock buyback program of up to $3.0 million. The program was completed in March, 1998, resulting in 229,200 shares of common stock repurchased and retired. On April 22, 1998, the Company announced a second stock buyback program of up to $3.0 million. As of the date of this filing, 90,000 shares of common stock have been repurchased for approximately $1.0 million. Under the programs, the Company can repurchase shares in the open market and in privately negotiated transactions based on prevailing market conditions.

NOTE E - NET EARNINGS (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share." As required by Statement No. 128, all current and prior year net earnings per share data have been restated to conform to the provisions of Statement No. 128.

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended June 30, 1998, the Company reported net losses and as such, no common share equivalents were included in the computation of diluted net loss per share. Options to purchase 482,200 and 130,000 shares of common stock with a weighted average exercise price of $14.33 and $15.78 were outstanding at June 30, 1998 and 1997, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive. For the nine months ended June 30, 1998 and 1997, 233,726 and 338,566 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 456,600 and 97,000 shares of common stock with a weighted average exercise price of $14.42 and $16.35 were outstanding at June 30, 1998 and 1997, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive.

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

                          CIPRICO INC. AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 1998 Compared to Three and Nine Months Ended June 30, 1997

Net sales for the three-month and nine-month periods ended June 30, 1998 decreased by 52% and 18% to $4.9 million and $22.7 million, respectively, when compared to net sales of $10.1 million and $27.7 million for the same periods last fiscal year. This decrease can be attributed to a continued decline in the entertainment market, which represented 28% of net sales for the current nine-month period compared to 43% for the same period last year. Sales were also affected by complexities involved with the implementation of the Company's recently expanded distribution network with Silicon Graphics Inc. (SGI) whereby SGI sells and supports the Company's disk array storage products with SGI computing platforms. The satellite/telemetry and oil/gas exploration markets continue to be strong markets representing 33% and 27% of net sales for the nine-month period ending June 30, 1998. Sales to one customer, SGI, accounted for 47% and 38% of net sales for the current three-month and nine-month periods. For the three-month and nine-month periods ended June 30, 1997, a different customer accounted for 31% and 11% of net sales. International sales were lower at $4.4 million or 19% of net sales for the current nine-month period compared to $6.0 million or 22% of net sales for the same period last fiscal year due to weakness in the European markets. Management has lowered its estimate for fourth quarter sales to a range of $8.0 to $10.0 million and anticipates that net sales for the fiscal year will be lower than the previous fiscal year.

Gross profit, as a percentage of net sales, for the three-month and nine-month periods ended June 30, 1998 was 49% compared to 48% and 47% for the same periods last fiscal year. Favorable disk drive pricing during the transition from 9 gigabyte to 18 gigabyte drives was a significant factor in maintaining the level of gross profit. Management anticipates increased sales through distribution channels that tend to carry a lower gross profit percentage. As a result, management anticipates gross profit, as a percentage of sales, to decline in the remainder of fiscal 1998, but remain in the mid-forty percent range.

Research and development expenses increased $379,000, or 46%, for the current quarter as compared to the same quarter of last fiscal year and $744,000, or 31%, for the nine months ended June 30, 1998 as compared to the same period last fiscal year. The increase can primarily be attributed to additional engineering staff and outside consulting costs related to new product development.

Sales and marketing expenses increased $233,000, or 12%, for the current quarter as compared to the same quarter of last fiscal year and $1.1 million, or 22%, for the nine months ended June 30, 1998 as compared to the same period last fiscal year. The increase can be attributed to additional sales and marketing staff and new product promotions as the Company positions itself for sales growth.

General and administrative expenses decreased $23,000, or 3%, for the current quarter as compared to the same quarter of last fiscal year and increased $165,000, or 8%, for the nine months ended June 30, 1998 as compared to the same period last fiscal year. The increase can primarily be attributed to consulting costs incurred in connection with the Company's information technology transformation project.

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

Liquidity is very strong with cash and cash equivalents and short-term marketable securities totaling $35.7 million at June 30, 1998. Cash flows from operating activities during the current nine-month period were $3.7 million. This result was primarily attributable to sources of cash from net earnings of $855,000, non-cash expenses for depreciation of $1.4 million and a $1.3 million net change in operating assets and liabilities. Investing activities provided $133,000 primarily as a result of net proceeds from the maturity of marketable securities offset by $1.3 million of capital expenditures for office equipment, product development and test equipment and facility expansion. Financing activities used $3.5 million primarily as a result of two stock buyback programs in which the Company reacquired 319,200 shares of common stock for $4.0 million.

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

Gross profit on product sales is highly dependent on the cost of disk drives. There is no assurance the Company can sustain the current gross profit levels given the potential for price fluctuations and product availability of new generation disk drives.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4. Quantitative and Qualitative Disclosures about Market Risk
           (a) The Company will include the required disclosures in its 1998 annual report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K
           (a) Exhibits
               27 - Financial Data Schedule (filed in electronic format only)
           (b) No report on Form 8-K was filed during the quarter ended
               June 30, 1998.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CIPRICO INC.


Dated:  July 28, 1998                       /s/  Robert H. Kill
                                            ----------------------------------
                                            Robert H. Kill, President
                                            (Principal Executive Officer and
                                            Acting Principal Financial Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


  Exhibit Number             Description
  --------------             -----------
        27                   Financial Data Schedule
                             (filed in electronic format only)