Form 10-K
period 1998-09-30
CIPRICO INC
filed 1998-12-21
CIK 720145

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
September 30, 1998                                  Commission File No. 0-11336
                                    ---------

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

                         Registrant's Telephone Number,
                       Including Area Code: (612) 551-4000

                                    ---------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

                                    ---------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.  Yes   X     No
                                        ---       ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                                    ---------

   The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 11, 1998 was approximately $25,434,000 (based upon the last sale price of the Registrant's Common Stock on such date).

   Shares of Common Stock outstanding at December 11, 1998:  4,874,191 share

                                    ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference in Part II and portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Ciprico Inc. and its subsidiaries (Ciprico, Company, Registrant) design, manufacture, market and service RAID disk arrays for the domestic and international visual computing markets. The Company's products are compatible with industry standard architectures enabling users to interface with the primary open architecture computing platforms found in the visual computing market designed by Silicon Graphics, Inc. ("Silicon Graphics"), Sun Microsystems, Inc., Hewlett-Packard Company, IBM Corporation and Apple Computer, Inc. The Company is ISO 9001 certified, an international quality standard.

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

     In late 1990 the Company introduced for sale its first RAID (redundant array of independent disks). This first RAID-3 disk array subsystem allowed five disk drives to function as one large disk drive to the computer. Since then, the Company has continued to advance the technology with new product introductions. The Company's disk arrays are designed to meet the demanding data transfer rate, storage capacity and data redundancy needs of the visual computing market. Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three dimensional images and other images. Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods. The Company's targeted market segments are entertainment, remote sensing and defense imaging, geosciences, medical imaging and digital prepress. The Company now offers several series of RAID-3 disk arrays. Since 1990, Ciprico has focused on designing leading edge, high performance disk arrays specifically for use in the Company's targeted market segments, delivering high quality service through extensive customer training and support programs, and building a sales organization capable of supporting increased demand for the Company's products.

     Statements in this Form 10-K that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. For a discussion of these risks and uncertainties, see "Management's Discussion and Analysis--Forward-Looking Information."

NARRATIVE DESCRIPTION OF BUSINESS
(1)  PRODUCTS AND SERVICES.

     PRODUCTS.

     The Company's product line consists mainly of disk arrays, with a smaller segment of sales from controllers. Both product lines carry the common theme of providing the highest levels of performance while maintaining connectivity by adopting industry standards.

     The Company introduced its first generation RAID-3 disk array product in 1990. Since then, Ciprico has introduced several new disk array products to meet the changing needs of its customers. Ciprico now offers customers a choice of several different series of disk arrays depending on their needs. Prices for the Company's disk arrays generally range from a list price of $13,000 to $65,300 per disk array depending on the features selected by the customer. Applications may require one or several disk arrays.

     The Company designs, develops and manufactures all of its disk array products to operate within industry standards and at peak performance levels. The controller board, internal packaging, component integration and cabinet design are all results of Ciprico's engineering expertise. Disk drives and power supplies are mounted on easily removable shuttles which make replacements simple.

     6700 SERIES. The Company's 6700 Series disk array was introduced in 1994 and phased out during 1998 as the demand for Fast Wide SCSI-2 products diminished with the introduction of faster interfaces.

     6900 SERIES. Introduced in 1996, Ciprico's 6900 Series disk arrays use a new version of the SCSI peripheral interface standard, known as UltraSCSI. While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 MBs per second, twice the speed of Fast Wide SCSI-2. Before the introduction of UltraSCSI, multiple disk arrays had to be striped together to increase transfer rates. With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second. The Company's 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 72 gigabytes (GB) to 144 GB. The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

     6500 SERIES. The 6500 Series of disk arrays, targeted at entry-level or low-cost application environments, began shipping in the fall of 1996. The 6500 Series utilizes the Ultra SCSI interface, offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. Unlike Ciprico's 6900 and 7000 products, the 6500 product uses ATA-2 disk drives (also known as IDE disk drives) internally. ATA disk drives are most commonly found in personal computers. Use of these drives enables the Company to offer a low-cost solution to customers while meeting their performance, data redundancy and cost requirements. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 50 to 100 GB. The 6500 Series can be striped or daisy-chained together for additional capacity.

     7000 FIBRE CHANNEL SERIES. In fiscal 1997, Ciprico began shipping its newest RAID disk array, the 7000 Series, the industry's first disk array to offer a host interface compatible with full speed Fibre Channel, the fastest interface currently available. The 7000 Series offers a transfer rate of 100 MB per second. This disk array is capable of transferring uncompressed video images in real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images.

     Ciprico qualifies its 7000 Series disk arrays with popular host adapters for standard platforms to optimize compatibility with its customer's systems. As new computer platforms are introduced specifically for Fibre Channel, the Company intends to integrate the 7000 Series with platforms that deliver the highest performance possible to take advantage of full speed Fibre Channel which can offer maximum interface transfer rates of up to 100 MB per second. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel. The storage capacities supported by the 7000 Series disk arrays range from 72 GB to 144 GB. The total system storage capacity can grow to a terabyte with only seven arrays using 18 GB drives and a single host connection. The 7000 Series has hot swap disk drives, power supplies and fans.

     SPECTRA SERIES. Ciprico has developed, in cooperation with Silicon Graphics, the Spectra Series to work with Silicon Graphics platforms. The 6500, 6900 and 7000 Series of disk arrays may all be ordered as a Spectra package. Included in the Spectra package is a Ciprico disk array, an adapter for certain models, and a set of software utilities. These graphical user interface-based utilities were written by Ciprico to facilitate and simplify the installation and use of a Ciprico disk array with a Silicon Graphics platform.

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

     RADIANT SERIES. RadiaNT is a packaged, fully-integrated hardware/software RAID disk array storage solution for the NT environment. Based on Ciprico's 7000 Series of Fibre Channel RAID disk arrays, the package includes all components necessary to take advantage of the performance of full-speed Fibre Channel, including a PCI to Fibre Channel adapter and a graphical user interface (GUI) utility package. The 7000 product has been certified as Windows NT compatible by Microsoft Corporation.


     NEW PRODUCTS. Ciprico began shipping a new product called FibreSTORE in the fall of 1998. FibreSTORE is commonly referred to as a JBOD (just a bunch of drives) product. The FibreSTORE product offers the performance features expected in many applications but will not have RAID type redundancy. Upgradeable to our 7000 Fibre Channel disk array, this will be part of a family of products that will also include a new FibreSTORE RAID product. The FibreSTORE RAID product is expected to be released in the second half of 1999.

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

     PRODUCT DEVELOPMENT STRATEGY. The Company responds to changing market needs with development concepts that are continuously re-evaluated against customers' requirements. As a result, some product development concepts are terminated before release based on customer feedback. In 1998, the Company abandoned its development of the RAID Recorder and reassigned resources to accelerate other high-demand products such as FibreSTORE.

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

     With the Safety Net Spares Program, critical spare parts are located at the customer's site on a consignment basis, while other spare parts are available upon request with next-day delivery. Under this program, the customer's technicians are provided with training, a training manual, service guide and a software diagnostic application. Telephone support specialists are also available through the Company's toll-free help line, which has a 99% attainment record of customers reaching a technical support specialist on the first call. International customers have critical and non-critical spare parts on location and in remote depots.

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


(2)  MARKETING AND DISTRIBUTION.

     MARKETS.

     The Company's market focus is visual computing applications. Within the visual computing market, the Company focuses on entertainment, remote sensing and defense imaging, geosciences and other emerging markets such as medical imaging and digital prepress market segments. Each of these market segments requires the high data transfer rate performance, large storage capacity and redundancy provided by the Company's RAID-3 disk arrays.

     ENTERTAINMENT. The entertainment market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback, using digital technology instead of linear film and video tape. This industry includes movie studios, post-production houses and video production facilities. Applications within this market have traditionally included applications such as 3D animation, special effects, film restoration and editing. Film/video production requires extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen.

     An emerging segment of the entertainment market is the digital broadcast market, with the new high definition television (HDTV) standards mandated in the U.S. Broadcast and video services applications require very high bandwidth to supply many simultaneous video streams to multiple users and there can be no interruptions in service, which cause dead air time. With images stored as data, new applications for storage devices within the television broadcast segment will include electronic news gathering, commercial and promotional insertion and TV broadcast. Digital broadcast markets will also include such applications as campus and distance learning, movies on demand and in-flight entertainment systems.

     REMOTE SENSING AND DEFENSE IMAGING. The remote sensing and defense imaging market segment consists of companies and government organizations that capture and extract images from satellites and transfer them to groundstations for processing. This market segment has three primary applications where Ciprico disk arrays are best suited: data capture, image processing and extraction, and mission planning. Data capture is the process of collecting the images that are transmitted from a satellite passing overhead to a groundstation located on earth. The groundstation must be capable of reading these transmitted images very fast and be ready to receive them during the small window of opportunity when the satellite is in position to transmit. In the image processing and extraction application, the images that are gathered at the groundstation are bundled into data sets. The data sets, which can be hundreds of GBs and require massive storage, are then sold or supplied to the end users for analyzing the data. More images are stored in very high resolution formats and, as more and more images are stored digitally, they can be accessed using logical data base management, rather than through linear tape. In the mission planning application, imagery data is used to select strategic targets and rehearse a mission by viewing a 3D battlefield map and monitor enemy troop and equipment movements.

     Ciprico's disk arrays deliver high performance transfer rates, typically real-time, that are required by users in the remote sensing and defense imaging market segment.

     GEOSCIENCES. The geosciences market segment is comprised mainly of the major oil and gas exploration companies. This market segment has undergone dramatic changes in recent years with the introduction of 3D and 4D (motion) technology. Seismic data is typically generated by detonating an explosive charge, sending shock vibrations beneath the earth's surface, which reflect off underground geological formations. The seismic data, which can be measured in terabytes (1,000 GB), is recorded, processed to about one-tenth of its original data size and stored digitally. The processing and interpretation of the seismic data may take days or even weeks, during which time a Ciprico disk array's redundancy features are critical should a disk drive or power supply fail. By using high performance workstations and disk arrays, the seismic information can be displayed through 3D images representing underground geological formations, enabling the exploration company to locate oil fields and determine optimal drilling sites.

     OTHER MARKETS. The Company's products are also used in applications in the medical imaging market segment and digital prepress market segment. Within the medical imaging market segment, applications for Ciprico disk arrays include diagnostic imaging, picture archival communication systems and 3-D imaging applications. When a patient is undergoing an image acquisition procedure, imaging systems need to capture and display image data 100% of the time. Ciprico disk arrays provide the performance and redundancy that is required for these medical applicataions.

     Within the digital prepress market segment, computer-to-plate or direct-to-press manufacturers utilize disk arrays to optimize performance. Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction, and provides the printer with tools for quick turnaround. As the printing industry endorses digital technology to reduce cost, improve flexibility and shorten production schedules, new opportunities are developing within the prepress market. RAID-based disk storage provides many features and benefits for improving the capabilities of digital prepress applications.


DISTRIBUTION.

     The Company has identified segments of the visual computing market and allocated marketing resources to support its principal market segments. Market managers with an in-depth understanding of the market applications develop a comprehensive marketing plan tailored to the needs of each market segment, including market and promotional strategy. In addition, the Company relies on its experienced application engineers to support the Company's marketing and sales efforts.

     The Company's products are sold through a combination of direct sales people, value-added distribution and resellers. Ciprico's direct sales organization is primarily responsible for "demand creation" activities and distribution management. This enables the Company to establish strong direct ties with its customers, resellers and end users. The Company has direct sales representatives in the Boston, Washington D.C., Midwest, Texas, California, and Pacific Northwest sections of North America. The Company has international sales and service offices in Newbury, England, Singapore and Tokyo.

     As part of the Company's marketing and sales strategy, the Company enters into relationships with companies who could play an important role in the successful marketing of the Company's products. The Company's disk arrays are sold to OEMs for inclusion in their own computer systems, to systems integrators, large end-users (including government departments and agencies) and VARs who in turn sell the disk arrays to end users. The initial sales process is complex, requiring interaction with several layers of the customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the Company's typical sales cycle is three to nine months.

     The Company has developed a strong relationship with Silicon Graphics, Inc.
(SGI) a leading manufacturer of computer platforms in the visual computing market. In February 1998, the Company announced that after completion of extensive testing of Ciprico's products, SGI had agreed to become a reseller of Ciprico's RAID 3 disk arrays. In 1998, sales through SGI totaled $11 million.

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

     The Company's ability to compete successfully depends upon its ability to continue to develop high performance products that obtain market acceptance and can be sold at increasingly competitive prices. Although the Company believes that its RAID-3 disk array products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for the Company's products, or that the Company will not encounter increased price competition for such products which could materially and adversely affect the Company's operating results. Also, the Company's OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than the Company's products, which could materially and adversely affect the Company's operating results.

(5)  SOURCES AND AVAILABILITY OF RAW MATERIALS.

     The Company's controller products are comprised of a printed circuit board made up of various integrated circuits and miscellaneous electronic components. Many of the components are industry standard parts and readily available from many suppliers at competitive prices. The board assemblies are purchased from an ISO 9000, independent board assembly firm which manufactures the assemblies to the Company's specifications. The completed board assembly is received at the Company's plant where it is subject to test procedures to insure product performance, reliability and quality.

     The disk array is comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts. The metal enclosure and power supply are specified to the Company's needs, but alternative sources for the components are available. The Company has strategic partners with which it works closely to fill these needs. The principal suppliers are Arrow Electronics, Inc., MCMS, Inc. and Du Fresne Manufacturing Co.

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

(6)  CUSTOMER DEPENDENCE.

     The Company's products are sold to a broad base of customers. In 1998, sales through Silicon Graphics, Inc. totaled $11.0 million. For the year ended September 30, 1997, one customer in the remote sensing and defense imaging market, a department of the U.S. Navy, represented 10% of net sales. For the year ended September 30, 1996, sales to Sony Trading International and Sony Pictures Imageworks combined, totaled 18% of net sales, while sales to Avid Technology totaled 11% of net sales.

(7)  PATENTS AND TRADEMARKS.

     The Company has no patents, and does not consider ownership of patents to be material to its business. The Company believes that the rapidly changing technology in the computer industry makes the Company's future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain. However, protection of the Company's proprietary hardware, firmware and software is very important to the Company. It relies upon trade secrecy and confidentiality agreements with its employees and customers, rather than on patent or copyright protection, to preserve its intellectual property rights in this material. The Company has obtained federal registrations for the trademarks Ciprico-Registered Trademark-, and Spectra 6000-Registered Trademark- and has registrations pending for trademarks for HALO-TM-, FibreSTORE-TM-, and SANity-TM-.

(8)  BACKLOG AND GOVERNMENT APPROVALS.

     The Company historically has operated on low levels of backlog, and therefore, does not consider the level of backlog to be indicative of future operating results. As of September 30, 1998, the Company had $1.3 million in backlog which is scheduled to ship in fiscal 1999. The Company is not required to obtain government approval of its products.

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

     Ciprico's research and development efforts have been successful as demonstrated by such accomplishments as offering the first RAID-3 disk array to achieve real-time playback of uncompressed video, and the first and only RAID-3 provider to be approved for resale by Silicon Graphics, Inc. In 1996, the Company announced its first product utilizing the new Fibre Channel interface. The Company invested significant resources in the development of its Fibre Channel disk array and was the first manufacturer to introduce a disk array integrating this new interface. Volume shipments of this product began in November 1996 and continue to be strong. An entirely new Fibre Channel product, the FibreSTORE, was recently introduced. This product incorporates Fibre Channel disk drives into a high performance, dual loop architecture. The FibreSTORE is a base component in the Company's next generation disk array family. Product introductions of a new RAID controller product as well as higher capacity configurations incorporating FibreSTORE are forthcoming.

     Software development programs and product introductions are also within the Company's research and development strategy. Platform specific software packages for the SGI and SUN/Solarius platforms are being upgraded to enhance the new FibreSTORE product family. RadiaNT, a software package for the Windows NT operating system was recently completed and introduced. In 1999, the Company expects to further explore the market for Storage Area Network (SAN) solutions.

     The Company invested $4,527,000, $3,172,000 and $2,423,000 in research and development expenses in fiscal 1998, 1997 and 1996, respectively. All of the Company's research and development expenditures are expensed as incurred. At November 30, 1998, the Company had 30 full-time employees engaged in research and development activities.

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

(12) EMPLOYEES.

     At November 30, 1998, the Company had 114 full-time employees, of which 19 were engaged in manufacturing, 30 in engineering and research and development, 51 in sales, sales support and marketing and 14 in general management and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in great demand, and the Company must compete for their services with other firms which may be able to offer more favorable benefits.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 36,400 square feet. The lease for this space expires in October 2002. The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company owns most of the equipment used in its operations. Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:


     Name                     Age       Position(s)
     ----                     ---       -----------
     Robert H. Kill           51        Chairman of the Board, President
                                        and Chief Executive Officer

     Stephen R. Hansen        46        Vice President - Product Development
                                        and Operations

     Joan K. Berg             46        Vice President of Finance,
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

     Stephen R. Hansen was elected Vice President - Product Development and Operations in September 1998. Mr. Hansen has been with the Company since June 1989. From 1983 to 1989, he held Engineering and Management positions with Zycad Corporation, a developer of high performance supercomputers used for simulation of VLSI technology. From 1974 to 1983, he held various research and engineering positions with Control Data Corporation.

     Joan K. Berg joined the Company as Vice President of Finance, Chief Financial Officer and Secretary in September 1998. From 1995 to 1998, Ms. Berg was Chief Financial Officer of Coda Music Technology, Inc. From 1986 to 1994, Ms. Berg was the Vice President and Controller of ADC Telecommunications, Inc., a manufacturer of telecommunications equipment. Prior to that time, Ms. Berg practiced as a certified public accountant with Arthur Andersen LLP.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Trading" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to the sections labeled "Selected Consolidated Statements of Operations Data" and "Selected Consolidated Balance Sheet Data" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis," including disclosure respecting forward-looking information, which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material, near-term, market rate risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Other than "Executive officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS. See "Exhibit Index" on page following signatures.

     (b)  FINANCIAL STATEMENT SCHEDULES.  None.

     (c)  REPORTS ON FORM 8-K.

     No report on Form 8-K was filed by the Company during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIPRICO INC.
                                   (the "Registrant")

Date:  December  18, 1998          By /s/ Robert H. Kill
                                      ---------------------------------------
                                      Robert H. Kill, Chairman of the Board
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints ROBERT
H. KILL and JOAN K. BERG his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intent and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


 Signature                 Title                                 Date
 ---------                 -----                                 ----
 /s/ Robert H. Kill        Chairman, President and Director      December 18, 1998
 -----------------------
 Robert H. Kill            (Principal executive officer)

 /s/ Joan K. Berg          Vice President of Finance and Chief   December 18, 1998
 -----------------------
 Joan K. Berg              Financial Officer (Principal
                           financial and accounting officer)

                           Director                              December   , 1998
 -----------------------
 William N. Wray

 /s/ Donald H. Soukup      Director                              December 18, 1998
 -----------------------
 Donald H. Soukup

 /s/ Ronald B. Thomas      Director                              December 18, 1998
 -----------------------
 Ronald B. Thomas

 /s/ Gary L. Deaner        Director                              December 18, 1998
 -----------------------
 Gary L. Deaner

                           Director                              December   , 1998
 -----------------------
 Peyton Gannaway

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended                         Commission File No.:  0-11336
September 30, 1998


                                     CIPRICO INC.


Exhibit   Description
-------   -----------
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

10.1 Lease Agreement, dated December 3, 1991, relating to manufacturing space located at 2800 Campus Drive, Plymouth, Minnesota and corporate office space located at 2955 Xenium Lane, Plymouth Minnesota-- incorporated by reference to Exhibit 10.1 of the Registrant's Form
          10-K for the fiscal year ended September 30, 1991*

10.2      First Amendment, dated July 1, 1996, to Lease Agreement dated December
          3, 1991, relating to space at 2800 Campus Drive, Plymouth, Minnesota-- incorporated by reference to Exhibit 10.2 of the Registrant's Form
          10-KSB for the fiscal year ended September 30, 1996.*

10.3      Second Amendment, dated September 2, 1997, to Lease Agreement dated
          December 3, 1991 relating to space at 2800 Campus Drive, Plymouth,
          Minnesota - - incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.*



*   Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

10.4      License Agreement between Cottrill, Inc. and TechSource Inc.,
          Registrant's subsidiary, dated December 18, 1987--incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended September 30, 1988*

10.5** Registrant's 1992 Nonqualified Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1992*

10.6**    Specimens of Nonqualified Stock Option Agreements under 1992
          Nonqualified Stock Option Plan--incorporated by reference to Exhibit
          10.14 of the Registrant's Form 10-K for the fiscal year ended
          September 30, 1992*

10.7** Amendment No. 1 to Registrant's 1992 Nonqualified Stock Option Plan-- incorporated by reference to Exhibit 10.11 of the Registrant's Form
          10-KSB for the fiscal year ended September 30, 1995*

10.8** Amendment No. 2 to Registrant's 1992 Nonqualified Stock Option Plan-- incorporated by reference to Exhibit 10.12 of the Registrant's Form
          10-KSB for the fiscal year ended September 30, 1995*

10.9** Registrant's 1994 Incentive Stock Option Plan--incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

10.10**   Specimen of Incentive Stock Option Agreement under 1994 Incentive
          Stock Option Plan--incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

10.11**   Registrant's 1996 Restricted Stock Plan--incorporated by reference to
          Exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.12**   Specimen of Restricted Stock Agreement under 1996 Restricted Stock
          Plan--incorporated by reference to Exhibit 10.16 of the Registrant's
          Form 10-KSB for the fiscal year ended September 30, 1995*


*   Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

10.13** Restricted Stock Agreement dated December 30, 1994 between Registrant and Robert H. Kill--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for the quarter ended June 30, 1995.*

10.14     Agreement dated January 29, 1998 between Silicon Graphics, Inc. and
          Registrant.

13 Portions of September 30, 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K.

22        SUBSIDIARIES OF THE REGISTRANT


                                                  Jurisdiction
          Name                                    of Incorporation
          ----                                    ----------------
          Ciprico FSC, Inc.                       Virgin Islands
          Ciprico (Europe) Limited                England
          Ciprico Asia-Pacific, Inc.              Delaware

23.1      Consent of Grant Thornton LLP

23.2      Consent of KPMG Peat Marwick LLP

24        Power of Attorney from Certain Directors--see Signature Page

27        Financial Data Schedule (filed in electronic format only)


*   Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.