Form 10-Q
period 1998-12-31
CIPRICO INC
filed 1999-02-05
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended December 31, 1998

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

                                 Yes X     No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 26, 1999 was 4,858,867 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                       Page

PART I            Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at
                  December 31, 1998 and September 30, 1998               3

                  Condensed Consolidated Income Statements for
                  Three Months Ended December 31, 1998 and 1997          4

                  Condensed Consolidated Statements of Cash Flows for
                  Three Months Ended December 31, 1998 and 1997          5

                  Notes to Condensed Consolidated Financial Statements  6-7

Item 2.           Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                    8-9

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                  10

PART II           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders   11

Item 6.           Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                              12

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(In thousands)                                                              December 31,                September 30,
                                                                                1998                        1998
ASSETS                                                                      ------------                -------------
Current assets:
     Cash and cash equivalents                                                $  8,030                     $  9,030
     Marketable securities                                                      18,928                       18,945
     Accounts receivable, less allowance                                         5,386                        5,667
     Inventories                                                                 3,639                        3,755
     Deferred income taxes                                                         738                          738
     Other current assets                                                          693                        1,586
                                                                            ----------                   ----------
         Total current assets                                                   37,414                       39,721
Property and equipment, net                                                      4,402                        4,511
Marketable securities                                                            6,514                        5,016
Other assets                                                                       218                          225
                                                                            ----------                   ----------
         Total assets                                                         $ 48,548                     $ 49,473
                                                                            ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $  1,726                     $  2,438
     Accrued expenses                                                              882                          908
     Deferred revenue                                                              819                          818
                                                                            ----------                   ----------
         Total current liabilities                                               3,427                        4,164

Shareholders' equity:
     Capital stock                                                                  49                           49
     Additional paid-in capital                                                 35,520                       35,983
     Retained earnings                                                           9,635                        9,353
     Deferred compensation from restricted stock                                  (83)                         (76)
                                                                            ----------                    ---------
         Total shareholders' equity                                             45,121                       45,309
                                                                            ----------                    ---------
         Total liabilities and shareholders' equity                           $ 48,548                     $ 49,473
                                                                            ==========                    =========


See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



(In thousands except                                                                               Three Months Ended
per share amounts)                                                                                    December 31,
                                                                                                      ------------
                                                                                                      1998         1997
                                                                                                    ------       ------
NET SALES                                                                                       $    7,774     $  7,260
Cost of sales                                                                                        3,866        3,684
                                                                                                ----------    ---------

GROSS PROFIT                                                                                         3,908        3,576

OPERATING EXPENSES:
     Research and development expense                                                                1,140          879
     Sales and marketing expenses                                                                    2,082        1,788
     General and administrative expenses                                                               676          631
                                                                                                ----------    ---------
         Total operating expenses                                                                    3,898        3,298
                                                                                                ----------    ---------

INCOME FROM OPERATIONS                                                                                  10          278
Other income, primarily interest                                                                       423          517
                                                                                                ----------    ---------

INCOME BEFORE INCOME TAXES                                                                             433          795
Income tax expense                                                                                     151          270
                                                                                                ----------    ---------

NET INCOME                                                                                      $      282    $     525
                                                                                                ==========    =========

NET EARNINGS PER SHARE - BASIC                                                                  $      .06    $     .10
                                                                                                ==========    =========

NET EARNINGS PER SHARE - DILUTED                                                                $      .06    $     .10
                                                                                                ==========    =========

Shares used to calculate net earnings per share:
     Basic                                                                                           4,899        5,137
     Diluted                                                                                         4,997        5,383



See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)                                                                            Three Months Ended
                                                                                             December 31,

                                                                                         1998                  1997
                                                                                   ----------            ----------
Cash flows from operating activities:
     Net income                                                                    $      282            $      525

     Depreciation and amortization                                                        652                   465
     Changes in operating assets and liabilities                                          564                  (328)
                                                                                   ----------            ----------

NET CASH FLOWS PROVIDED BY OPERATING
     ACTIVITIES                                                                         1,498                   662

Cash flows from investing activities:

     Equipment purchases                                                                 (535)                 (757)
     Purchases of marketable securities                                               (12,781)              (11,269)
     Proceeds from sale or maturity of marketable
        securities                                                                     11,300                11,338
                                                                                   ----------            ----------

NET CASH FLOWS USED IN INVESTING
     ACTIVITIES                                                                        (2,016)                 (688)

Cash flows from financing activities:

     Repurchase of common stock                                                          (576)                   --
     Proceeds from issuance of common stock                                                94                   124
                                                                                   ----------            ----------

NET CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                                (482)                  124
                                                                                   ----------            ----------

Net increase (decrease) in cash and cash equivalents                                   (1,000)                   98

Cash and cash equivalents at beginning of period                                        9,030                 4,512
                                                                                   ----------            ----------

Cash and cash equivalents at end of period                                              8,030                 4,610

Marketable securities, current                                                         18,928                24,722
Marketable securities, non-current                                                      6,514                 7,499
                                                                                   ----------            ----------

Total cash and marketable securities                                               $   33,472            $   36,831
                                                                                   ==========            ==========

See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, marketing and service of disk array solutions for use in high performance computer systems for the visual computing markets. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the three-month periods ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1998.

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

Investments that have maturities of less than one year have been classified as current marketable securities. At December 31, 1998 and September 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                             December 31,           September 30,
                                                   1998                    1998
                                           ------------           -------------
Current marketable securities:
     Commercial Paper                        $    8,928              $    8,945
     U.S. Government Agencies                    10,000                  10,000
                                             ----------              ----------
                                                 18,928                  18,945
Non-current marketable securities:
     U.S. Government Agencies                     6,514                   5,016
                                             ----------              ----------
                                             $   25,442              $   23,961
                                             ==========              ==========

NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of December 31, 1998, 439,400 shares of common stock have been repurchased for $4,827,200.

NOTE D - NET EARNINGS PER SHARE

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1998 and 1997, 97,930 and 246,045 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 689,325 and 445,438 shares of common stock with a weighted average exercise price of $12.75 and $14.48 were outstanding at December 31, 1998 and 1997, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive.

NOTE E - COMPREHENSIVE INCOME

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that were excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statement; historically there have been no differences between net earnings and comprehensive income.

NOTE F - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales by geographic area for the three months ended December 31, 1998 and 1997 (in thousands). The Company has no material long-lived assets outside of the United States.

Geographic Area                     1998                               1997
---------------                ---------                          ---------
United States                 $    5,659                         $    5,660
Europe                               969                                359
Japan                                399                                832
Other foreign                        747                                409
                              ----------                         ----------
                              $    7,774                         $    7,260
                              ==========                         ==========

The following presents net sales to significant customers for the three months ended December 31, 1998 and 1997 (in thousands).

Major Customers                 1998          %              1997        %
---------------                 ----      ----------         ----    ----------
Customer A                   $ 2,473        31.8%         $ 2,249       31.0%
Customer B                       813        10.5%             841       11.6%
Customer C                       139         1.8%             727       10.0%
                               -----       ------          ------      ------
 Total                       $ 3,425        44.1%         $ 3,817       52.6%
                             =======        =====         =======       =====

                          CIPRICO INC. AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net sales for the three-month period ended December 31, 1998 increased 7% to $7.8 compared to $7.3 million for the same period last fiscal year. Sales in the Company's key markets are shown in the chart below (in millions).


Market                                1998     % of Total           1997    % of Total
------                                ----     ----------           ----    ----------
Remote Sensing and Defense Imaging    $ 3.3        42.3             $ 2.4        32.9
Entertainment                           2.8        35.9               2.5        34.2
Geosciences                              .6         7.7               1.8        24.7
Other                                   1.1        14.1                .6         8.2
                                      -----     -------             -----     -------
                                      $ 7.8       100.0%            $ 7.3       100.0%
                                      =====     =======             =====     =======


The increase in the Remote Sensing and Defense Imaging market is partially due to timing of large orders. Revenues in the Entertainment market came from broadcast opportunities as well as postproduction opportunities. Historically, revenues in this market have come almost exclusively from postproduction applications. The Company anticipates modest growth in this market in fiscal 1999 as it continues to focus on broadcast applications. Revenues in the Geosciences market are being impacted by the decrease in oil prices, while the increase in other sales is primarily the result of an increase in emerging market sales.

Export sales represented 27% and 22% of total sales for the three months ended December 31, 1998 and 1997. Sales through Silicon Graphics Inc. (SGI) totaled $2.5 million or 32% of total sales for the three months ended December 31, 1998 compared to $2.2 million or 31% for the same prior year period. For the three months ended December 31, 1998, one customer in the Remote Sensing and Defense Imaging market represented an additional $813,000 or 10% of total sales. In addition, the Company released its new JBOD (an acronym for `just a bunch of drives') product, which is called FibreSTORE, near the end of the quarter and is experiencing a demand for the new product in all market segments.

The Company's revenue growth in fiscal 1999 is dependent on its ability to provide new products and expand the applications of its products into targeted market segments.

Gross profit of $3.9 million represented a 50% gross profit margin for the three months ended December 31, 1998, compared to 49% for the same prior year period. This increase in the margin percentage is the result of a strong sales mix of higher margin Fibre Channel products as well as reduced component costs. Gross profit margins are highly dependent on the Company's ability to transition to new generation disk drives and to manage the rapid decline in disk drive prices. The Company anticipates fiscal 1999 gross profit, as a percentage of net sales, to continue in the high forty percent range.

Research and development expenses of $1.1 million for the three months ended December 31, 1998 increased 30% compared to the same period last year primarily due to additional staff, outside professional services and prototype material costs. The Company expects that research and development expenses in fiscal 1999 will approximate the level of spending in fiscal 1998.

Sales and marketing expenses of $2.1 million for the three months ended December 31, 1998 increased 16% compared to the same period last year reflecting the costs associated with realigning the Company's marketing and promotion efforts along its vertical markets. The Company expects that sales and marketing expenses will continue to grow at a lesser rate in fiscal 1999 than the 23% rate of growth in fiscal 1998.

General and administrative expenses of $676,000 for the three months ended December 31, 1998 increased 7% compared to the same period last year primarily attributable to a provision for management incentive compensation that was not earned in the comparable prior year period.

Other Income of $423,000 for the three months ended December 31, 1998 decreased 18% compared to the same period last year due to interest income on lower average cash and investment balances.

As a result of the factors described above, net income decreased $243,000 for the three months ended December 31, 1998 compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $33.5 million compared to $33.0 million at the end of fiscal 1998.

Cash flows from operating activities were $1.5 million for the three months ended December 31, 1998 compared to $662,000 for the same period last year. The Company made capital expenditures totaling $535,000 during the three months ended December 31, 1998 compared to $757,000 for the prior year period. The Company anticipates that capital expenditures for fiscal 1999 will approximate $3.7 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the three months ended December 31, 1998, 80,000 shares of common stock were purchased for $576,000. The remaining authorization as of December 31, 1998 is for $1.2 million.

Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 1999.

IMPACT OF YEAR 2000 ISSUE

The Company has completed an assessment of Year 2000 compliance for its critical operating and application systems. Through this assessment, no major issues were discovered. The Company expects to be fully Year 2000 compliant by March 31, 1999. The cost associated with the assessment and any modifications necessary is expected to be less than $200,000. Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with these parties to learn how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Year 2000 efforts of third parties are not within the Company's control. Failure by these third parties, particularly those upon which the Company may be dependent, to respond to Year 2000 issues successfully could result in business disruption, operational problems, financial loss, legal liability and similar risks for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company expects to assess its need for contingency plans during 1999.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement. Because of numerous risks and uncertainties in the Company's business activity, actual results could differ materially from those implied. Investors should consider: the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog; the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring in the last month and weeks of a quarter and the impact of Year 2000 issues internally and from third parties. For a more complete description, see "Forward-looking Information" under Item 1 of the Company's Form 10-K for the year ended September 30, 1998.

                          CIPRICO INC. AND SUBSIDIARIES
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company invests its excess cash in commercial paper and highly rated U.S. government agencies. All investments are held-to-maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company's foreign subsidiaries, Ciprico International Limited and Ciprico Asia-Pacific Inc. are denoted in pound sterling and yen, respectively. The Company has historically had minimal exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Registrant's shareholders was held on Thursday, January 28, 1999.

(b) At the Annual Meeting, the number of directors was set at six by a vote of 3,789,906 for, 21,853 against and 26,379 abstentions.

(c)      Bruce J. Bergman and Ronald B. Thomas were elected to serve as Class
     I directors for a term of three years and until their successors have been duly elected and qualified. Mr. Bergman and Mr. Thomas each received at least 3,753,840 shares voted in his favor. The term of office of Robert
     H. Kill and Gary L. Deaner continues until the 2000 Annual Meeting. The term of office of Donald H. Soukup and William N. Wray continues until the 2001 Annual Meeting.

(d) The shareholders approved the 1999 Amended and Restated Stock Option Plan as a consolidation of the Company's 1992 Nonqualified Stock Option Plan and 1994 Incentive Stock Option Plan without the reservation of additional shares by a vote of 3,486,798 for, 182,799 against, 160,901 abstentions and 7,640 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
         10.1     1999 Amended and Restated Stock Option Plan
         10.2     Form of Incentive Stock Option Agreement under 1999
                  Amended and Restated Stock Option Plan
         10.3     Form of Nonqualified Stock Option Agreement under 1999
                  Amended and Restated Stock Option Plan
         10.4     1996 Restricted Stock Plan, as amended to date
         27       Financial Data Schedule (filed in electronic format only)

(b)      No report on Form 8-K was filed during the quarter ended
     December 31, 1998.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CIPRICO INC.


Dated:  February 2, 1999                    /s/  Robert H. Kill
                                            ------------------------------------
                                            Robert H. Kill, President
                                            (Principal Executive Officer)


Dated:  February 2, 1999                    /s/  Joan K. Berg
                                            ------------------------------------
                                            Joan K. Berg, Vice President of
                                            Finance/Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


   Exhibit Number      Description

       10.1            1999 Amended and Restated Stock Option Plan
       10.2            Form of Incentive Stock Option Agreement under 1999
                       Amended and Restated Stock Option Plan
       10.3            Form of Nonqualified Stock Option Agreement under
                       1999 Amended and Restated Stock Option Plan
       10.4            1996 Restricted Stock Plan, as amended to date
       27              Financial Data Schedule (filed in electronic format only)