Form 10-Q
period 1999-03-31
CIPRICO INC
filed 1999-05-04
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1999

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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 29, 1999 was 4,927,961 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                           Page

PART I     Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
           March 31, 1999 and September 30, 1998                             3

           Condensed Consolidated Statements of Earnings for Three and
           Six Months Ended March 31, 1999 and 1998                          4

           Condensed Consolidated Statements of Cash Flows for
           Six Months Ended March 31, 1999 and 1998                          5

           Notes to Condensed Consolidated Financial Statements             6-7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       11

PART II    Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14



                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                                March 31,                 September 30,
                                                                                 1999                        1998
                                                                              ---------                 -------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $    9,760                   $    9,030
     Marketable securities                                                      17,449                       18,945
     Accounts receivable, less allowance                                         5,983                        5,667
     Inventories                                                                 3,913                        3,755
     Deferred income taxes                                                         738                          738
     Other current assets                                                          402                        1,586
                                                                            ----------                   ----------
         Total current assets                                                   38,245                       39,721
Property and equipment, net                                                      4,315                        4,511
Marketable securities                                                            8,012                        5,016
Other assets                                                                       209                          225
                                                                            ----------                   ----------
         Total assets                                                       $   50,781                   $   49,473
                                                                            ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $    3,017                   $    2,438
     Accrued expenses                                                            1,221                          908
     Deferred revenue                                                              675                          818
                                                                            ----------                   ----------
         Total current liabilities                                               4,913                        4,164

Shareholders' equity:
     Capital stock                                                                  49                           49
     Additional paid-in capital                                                 35,751                       35,983
     Retained earnings                                                          10,157                        9,353
     Deferred compensation from restricted stock                                  (89)                         (76)
                                                                            ----------                   ----------
         Total shareholders' equity                                             45,868                       45,309
                                                                            ----------                   ----------
         Total liabilities and shareholders' equity                         $   50,781                   $   49,473
                                                                            ==========                   ==========

See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



(In thousands except                                            Three Months Ended                  Six Months Ended
per share amounts)                                                  March 31,                           March 31,
                                                                    ---------                           ---------
                                                                   1999         1998                  1999         1998
                                                               --------    ---------             ---------    ---------
NET SALES                                                      $  8,615    $  10,564              $ 16,389     $ 17,824
Cost of sales                                                     4,185        5,318                 8,051        9,002
                                                               --------    ---------              --------     --------

GROSS PROFIT                                                      4,430        5,246                 8,338        8,822

OPERATING EXPENSES:
     Research and development expense                             1,061        1,029                 2,201        1,908
     Sales and marketing expenses                                 2,234        2,172                 4,316        3,960
     General and administrative expenses                            767          849                 1,443        1,480
                                                               --------    ---------              --------     --------
         Total operating expenses                                 4,062        4,050                 7,960        7,348
                                                               --------    ---------              --------     --------

INCOME FROM OPERATIONS                                              368        1,196                   378        1,474
Other income, primarily interest                                    421          493                   844        1,010
                                                               --------    ---------              --------     --------

INCOME BEFORE INCOME TAXES                                          789        1,689                 1,222        2,484
Income tax expense                                                  267          574                   418          844
                                                               --------    ---------              --------     --------

NET INCOME                                                     $    522    $   1,115              $    804     $  1,640
                                                               ========    =========              ========     ========

NET INCOME PER SHARE - BASIC                                   $    .11    $     .22              $    .16     $    .32
                                                               ========    =========              ========     ========

NET INCOME PER SHARE - DILUTED                                 $    .10    $     .21              $    .16     $    .31
                                                               ========    =========              ========     ========

Shares used to calculate net earnings per share:
     Basic                                                        4,897        5,061                 4,898        5,099
     Diluted                                                      5,003        5,283                 4,999        5,333


See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




(In thousands)                                                                             Six Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                         1999                  1998
                                                                                   ----------            ----------
Cash flows from operating activities:
     Net income                                                                    $      804             $   1,640

     Depreciation and amortization                                                      1,297                   891
     Changes in operating assets and liabilities                                        1,506                   924
                                                                                   ----------             ---------
NET CASH FLOWS PROVIDED BY OPERATING
     ACTIVITIES                                                                         3,607                 3,455
                                                                                   ----------             ---------
Cash flows from investing activities:

     Equipment purchases                                                               (1,104)               (1,076)
     Purchases of marketable securities                                               (27,670)              (22,150)
     Proceeds from sale or maturity of marketable
        securities                                                                     26,170                27,625
                                                                                   ----------             ---------
NET CASH FLOWS PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                                          (2,604)                4,399
                                                                                   ----------             ---------
Cash flows from financing activities:

     Repurchase of common stock                                                          (576)               (3,018)
     Proceeds from issuance of common stock                                               303                   269
                                                                                   ----------             ---------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                                              (273)               (2,749)
                                                                                   ----------             ---------
Net increase in cash and cash equivalents                                                 730                 5,105

Cash and cash equivalents at beginning of period                                        9,030                 4,512
                                                                                   ----------             ---------
Cash and cash equivalents at end of period                                              9,760                 9,617

Marketable securities, current                                                         17,449                19,315
Marketable securities, long-term                                                        8,012                 7,500
                                                                                   ----------             ---------

Total cash and marketable securities                                               $   35,221             $  36,432
                                                                                   ==========             =========

See accompanying notes to condensed consolidated financial statements.


                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, marketing and service of disk array solutions for use in high performance computer systems for the visual computing and digital media markets. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 1999 and 1998. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1998.

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

Investments that have maturities of less than one year have been classified as current marketable securities. At March 31, 1999 and September 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                                March 31,        September 30,
                                                  1999                 1998
                                              --------         ------------
Current marketable securities:
     Commercial Paper                       $    8,947           $    8,945
     U.S. Government Agencies                    8,502               10,000
                                            ----------           ----------
                                                17,449               18,945
Non-current marketable securities:
     U.S. Government Agencies                    8,012                5,016
                                            ----------           ----------
                                             $  25,461            $  23,961
                                             =========            =========

NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of March 31, 1999, 439,400 shares of common stock have been repurchased for $4,827,200.

NOTE D - NET EARNINGS PER SHARE

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 1999 and 1998, 105,685 and 222,235 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 608,325 and 331,788 shares of common stock with a weighted average exercise price of $13.38 and $14.96 were outstanding at March 31, 1999 and 1998, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive. For the six months ended March 31, 1999 and 1998, 100,974 and 233,726 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 719,825 and 331,788 shares of common stock with a weighted average exercise price of $12.58 and $14.96 were outstanding at March 31, 1999 and 1998, but were excluded from the computation of common share equivalents for the six-month period because they were antidilutive.

NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales for the six months ended March 31, 1999 and 1998 by geographic area. The Company has no material long-lived assets outside of the United States.

(In thousands)
                                         1999                  1998
                                    ---------             ---------
Geographic Area
United States                        $ 11,950              $ 14,649
Europe                                  2,547                   516
Japan                                     970                 1,539
Other foreign                             922                 1,120
                                   ----------            ----------
                                     $ 16,389              $ 17,824
                                   ==========            ==========

Sales to one customer accounted for 31% and 35% of total sales for the six months ended March 31, 1999 and 1998.

NOTE F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Financial Accounting Standards Board has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. The adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

                          CIPRICO INC. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 1999 Compared to Three and Six Months Ended March 31, 1998

Net sales for the three-month period ended March 31, 1999 decreased 18% to $8.6 million compared to $10.6 million for the same period last year. For the six-month period ended March 31, 1999, net sales decreased 8% to $16.4 million compared to $17.8 million for the same prior year period. The decrease is primarily attributable to the impact of one unusually large order in the second quarter of fiscal 1998. Sales in the Company's key markets for the six-month period ending March 31, 1999 are shown in the chart below (in millions).


Market                                                        1999     % of Total         1998    % of Total
------                                                        ----     ----------         ----    ----------
Geospatial Imaging (formerly Remote Sensing                   $6.7         40.9%          $6.5         36.5%
  and Defense Imaging)
Entertainment                                                  6.4         39.0            4.3         24.2
Geosciences                                                     .9          5.5            5.1         28.6
Medical Imaging                                                1.1          6.7            1.0          5.6
Other                                                           .3          7.9             .9          5.1
                                                             -----       ------          -----         ----
                                                             $16.4        100.0%         $17.8        100.0%
                                                             =====       ======          =====        ======

For the third consecutive quarter, the Geospatial Imaging market was the Company's largest market. Revenues in this market, however, are highly dependent on the timing of large orders. Revenues in the Entertainment market came from broadcast opportunities as well as postproduction opportunities. Historically, revenues in this market have come almost exclusively from postproduction applications. The Company anticipates continued growth in this market in fiscal 1999 as it proceeds to focus on broadcast applications. Revenues in the Geosciences market are being impacted by the decrease in oil prices, while the increase in other sales is primarily the result of an increase in emerging market sales.

International sales represented 27% and 18% of total sales for the six months ended March 31, 1999 and 1998. International sales have increased 40% over the same period last year, with most of the growth coming from Europe. Sales through Silicon Graphics Inc. (SGI) totaled $2.6 million or 30% for the three-month period ended March 31, 1999 compared to $4.0 million or 38% for the same prior year period. For the six-month period ended March 31, 1999, sales through SGI totaled $5.1 million or 31% of total sales compared to $6.3 million or 35% for the same period last year. For the three-month and six-month periods ended March 31, 1999, no other customer accounted for 10% or more of total sales.

The Company's revenue growth in fiscal 1999 is dependent on its ability to provide new products and expand the applications of its products into targeted market segments. Revenues from the FibreSTORE product released in December 1998 totaled approximately $850,000 for the six months ended March 31, 1999.

Gross profit, as a percentage of net sales, for the three-month and six-month periods ended March 31, 1999 was 51% compared to 50% and 49% for the same periods last year. This increase in the margin percentage is the result of a strong sales mix of higher margin Fibre Channel products as well as reduced component costs. Gross profit margins are highly dependent on the Company's ability to transition to new generation disk drives and to manage the rapid decline in disk drive prices. The Company anticipates fiscal 1999 gross profit, as a percentage of net sales, to continue in the high forty percent range.

Research and development expenses increased $32,000, or 3%, for the current quarter as compared to the same quarter of last year and $293,000, or 15%, for the six months ended March 31, 1999 as compared to the same period last fiscal year. The increase can primarily be attributed to outside

                                     (more)
professional services and prototype material costs. The Company expects that research and development expenses in fiscal 1999 will approximate the level of spending in fiscal 1998.

Sales and marketing expenses increased $62,000, or 3%, for the current quarter as compared to the same quarter of last year and $356,000, or 9%, for the six months ended March 31, 1999 as compared to the same period last fiscal year. The increase can be attributed to costs associated with realigning the Company's marketing and promotion efforts along its vertical markets. The Company expects that sales and marketing expenses will continue to grow at a lesser rate in fiscal 1999 than the 23% rate of growth in fiscal 1998.

General and administrative expenses decreased $82,000, or 10%, for the current quarter as compared to the same quarter of last year and $37,000, or 3%, for the six months ended March 31, 1999 as compared to the same period last fiscal year. The Company anticipates that general and administrative expenses in fiscal 1999 will approximate the level of spending in fiscal 1998.

Other Income of $421,000 and $844,000 for the three-month and six-month periods ended March 31, 1999 decreased 15% and 16% compared to the same periods last year due to lower interest rates and interest income on lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash, cash equivalents and marketable securities totaling $35.2 million compared to $33.0 million at the end of fiscal 1998.

Cash flows from operating activities were $3.6 million for the six months ended March 31, 1999 compared to $3.5 million for the same period last year. The Company made capital expenditures totaling $1.1 million during the six months ended March 31, 1999 and 1998. The Company anticipates that capital expenditures for fiscal 1999 will approximate $3 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the six months ended March 31, 1999, 80,000 shares of common stock were purchased for $576,000. The remaining authorization as of March 31, 1999 is for $1.2 million.

Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 1999.

IMPACT OF YEAR 2000 ISSUE

The Company initiated a Year 2000 readiness program in June 1998. To date the Company has reviewed all currently manufactured Ciprico products and critical information systems. As a result of this process, the Company upgraded software and hardware to achieve Year 2000 readiness, and believes its products and information systems will continue to function through the transition to the new millenium. The Company has also sent questionnaires to critical suppliers to ensure their ability to provide uninterrupted service in the year 2000. If any problem(s) is/are revealed during the remainder of this process, it is the Company's objective to correct the situation or develop backup strategies by September 1999.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               27 - Financial Data Schedule (filed in electronic format only)
         (b)   No report on Form 8-K was filed during the quarter ended
               March 31, 1999.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CIPRICO INC.


Dated:  April 29, 1999             /s/  Robert H. Kill
                                   Robert H. Kill, President
                                   (Principal Executive Officer)


Dated:  April 29, 1999             /s/  Joan K. Berg
                                   Joan K. Berg, Vice President of
                                   Finance/Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


           Exhibit Number                Description

                27                       Financial Data Schedule
                                         (filed in electronic format only)