Form 10-Q
period 1999-06-30
CIPRICO INC
filed 1999-08-04
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1999

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

                                 Yes X         No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 23, 1999 was 4,938,406 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                          Page

PART I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          June 30, 1999 and September 30, 1998                           3

          Condensed Consolidated Statements of Earnings for Three and
          Nine Months Ended June 30, 1999 and 1998                       4

          Condensed Consolidated Statements of Cash Flows for
          Nine Months Ended June 30, 1999 and 1998                       5

          Notes to Condensed Consolidated Financial Statements          6-7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                           8-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    11

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              13

EXHIBIT INDEX                                                           14

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(In thousands)                                            June 30,                  September 30,
                                                           1999                         1998
                                                          --------                  -------------
ASSETS
Current assets:
     Cash and cash equivalents                          $    3,382                   $    9,030
     Marketable securities                                  23,373                       18,945
     Accounts receivable, less allowance                     5,916                        5,667
     Inventories                                             4,347                        3,755
     Deferred income taxes                                     738                          738
     Other current assets                                      494                        1,586
                                                        ----------                   ----------
         Total current assets                               38,250                       39,721
Property and equipment, net                                  3,968                        4,511
Marketable securities                                        9,008                        5,016
Other assets                                                   202                          225
                                                        ----------                   ----------
         Total assets                                   $   51,428                   $   49,473
                                                        ==========                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $    2,574                   $    2,438
     Accrued expenses                                        1,778                          908
     Deferred revenue                                          805                          818
                                                        ----------                   ----------
         Total current liabilities                           5,157                        4,164

Shareholders' equity:
     Capital stock                                              49                           49
     Additional paid-in capital                             35,518                       35,983
     Retained earnings                                      10,821                        9,353
     Deferred compensation from restricted stock              (117)                         (76)
                                                        ----------                   ----------
         Total shareholders' equity                         46,271                       45,309
                                                        ----------                   ----------
         Total liabilities and shareholders' equity     $   51,428                   $   49,473
                                                        ==========                   ==========


     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



(In thousands except                                            Three Months Ended                  Nine Months Ended
per share amounts)                                                   June 30,                           June 30,
                                                                     --------                           --------
                                                                   1999         1998                  1999         1998
                                                              ---------    ---------             ---------    ---------
NET SALES                                                   $     9,108   $    4,895            $   25,497   $   22,719
Cost of sales                                                     4,455        2,480                12,506       11,482
                                                            -----------   ----------            ----------   ----------

GROSS PROFIT                                                      4,653        2,415                12,991       11,237

OPERATING EXPENSES:
     Research and development expense                               942        1,205                 3,143        3,113
     Sales and marketing expenses                                 2,401        2,198                 6,717        6,158
     General and administrative expenses                            765          715                 2,208        2,195
                                                            -----------   ----------            ----------   ----------
         Total operating expenses                                 4,108        4,118                12,068       11,466
                                                            -----------   ----------            ----------   ----------

INCOME (LOSS) FROM OPERATIONS                                       545       (1,703)                  923         (229)
Other income, primarily interest                                    458          513                 1,302        1,523
                                                            -----------   ----------            ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                                 1,003       (1,190)                2,225        1,294
Income tax expense                                                  339         (405)                  757          439
                                                            -----------   -----------           ----------   ----------

NET INCOME (LOSS)                                           $       664   $     (785)           $    1,468   $      855
                                                            ===========   ===========           ==========   ==========

NET EARNINGS (LOSS) PER SHARE - BASIC                       $       .14   $     (.16)           $      .30   $      .17
                                                            ===========   ===========           ==========   ==========

NET EARNINGS (LOSS) PER SHARE - DILUTED                     $       .13   $     (.16)           $      .29   $      .16
                                                            ===========   ===========           ==========   ==========

Shares used to calculate net earnings per share:
     Basic                                                        4,918        4,901                 4,905        5,058
     Diluted                                                      5,002        4,901                 5,000        5,276



     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




(In thousands)                                                                             Nine Months Ended
                                                                                               June 30,
                                                                                               --------

                                                                                         1999                  1998
                                                                                   ----------            ----------
Cash flows from operating activities:
     Net income                                                                    $    1,468            $      855

     Depreciation and amortization                                                      1,949                 1,391
     Changes in operating assets and liabilities                                        1,313                 1,451
                                                                                   ----------             ---------

NET CASH FLOWS PROVIDED BY OPERATING
     ACTIVITIES                                                                         4,730                 3,697
                                                                                   ----------             ---------

Cash flows from investing activities:

     Equipment purchases                                                               (1,403)               (1,327)
     Purchases of marketable securities                                               (47,473)              (37,384)
     Proceeds from sale or maturity of marketable
        securities                                                                     39,053                38,844
                                                                                   ----------             ---------

NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                              (9,823)                  133
                                                                                   ----------             ---------

Cash flows from financing activities:

     Repurchase of common stock                                                        (1,041)               (3,985)
     Proceeds from issuance of common stock                                               486                   468
                                                                                   ----------             ---------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                              (555)               (3,517)
                                                                                   ----------             ---------

Net increase (decrease) in cash and cash equivalents                                   (5,648)                  313

Cash and cash equivalents at beginning of period                                        9,030                 4,512
                                                                                   ----------             ---------

Cash and cash equivalents at end of period                                              3,382                 4,825

Marketable securities, current                                                         23,373                23,327
Marketable securities, long-term                                                        9,008                 7,503
                                                                                   ----------             ---------

Total cash and marketable securities                                               $   35,763             $  35,655
                                                                                   ==========             =========



     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, marketing and service of disk array solutions for use in high performance computer systems for the visual computing and digital media markets. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 1999 and 1998. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1998.

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

Investments that have maturities of less than one year have been classified as current marketable securities. At June 30, 1999 and September 30, 1998, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                               June 30,          September 30,
                                                1999                   1998
                                             -------           ------------
Current marketable securities:
     Commercial Paper                      $   14,870             $    8,945
     U.S. Government Agencies                   8,503                 10,000
                                           ----------             ----------
                                               23,373                 18,945
Non-current marketable securities:
     U.S. Government Agencies                   9,008                  5,016
                                           ----------             ----------
                                           $   32,381             $   23,961
                                           ==========             ==========

NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of June 30, 1999, 492,900 shares of common stock have been repurchased for $5,291,882.

NOTE D - NET EARNINGS PER SHARE

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended June 30, 1999, 84,291 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 592,452 and 482,200 shares of common stock with a weighted average exercise price of $13.32 and $14.33 were outstanding at June 30, 1999 and 1998, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive. For the nine months ended June 30, 1999, 95,045 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 696,952 and 456,600 shares of common stock with a weighted average exercise price of $12.56 and $14.42 were outstanding at June 30, 1999 and 1998, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive.

NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales for the nine months ended June 30, 1999 and 1998 by geographic area. The Company has no material long-lived assets outside of the United States.

(In thousands)
                                       1999                    1998
                                  ---------               ---------
Geographic Area
United States                      $ 19,162                $ 17,825
Europe                                3,483                   1,788
Japan                                 1,605                   1,723
Other foreign                         1,247                   1,383
                                   --------                --------
                                   $ 25,497                $ 22,719
                                   ========                ========

Sales to one customer accounted for 31% and 38% of total sales for the nine months ended June 30, 1999 and 1998.

NOTE F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that were excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

The Financial Accounting Standards Board has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specifies detailed criteria required to qualify for hedge accounting. The adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

                          CIPRICO INC. AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 1999 Compared to Three and Nine Months Ended June 30, 1998

Net sales for the three-month period ended June 30, 1999 increased 86% to $9.1 million compared to $4.9 million for the same period last year. For the nine-month period ended June 30, 1999, net sales increased 12% to $25.5 million compared to $22.7 million for the same prior year period. The increase is primarily attributable to growth in the Geospatial Imaging and Entertainment markets, offset by decreases in capital expenditures in the Geosciences market. Sales in the Company's key markets for the nine-month period ending June 30, 1999 are shown in the chart below (in millions).



Market                                                        1999     % of Total           1998    % of Total
------                                                        ----     ----------           ----    ----------
Geospatial Imaging (formerly Remote Sensing                  $10.4         40.8%            $7.6        33.5%
and Defense Imaging)
Entertainment                                                 10.4         40.8              6.3        27.7
Geosciences                                                    1.2          4.7              6.2        27.3
Medical Imaging                                                1.7          6.7              1.5         6.7
Other                                                          1.8          7.0              1.1         4.8
                                                              ----         ----             ----        ----
                                                             $25.5        100.0%           $22.7       100.0%
                                                             =====        ======           =====       ======


The Geospatial Imaging market continues to be strong, comprising 40% of the Company's revenue for the nine months ending June 30, 1999. Revenue in this market, however, is highly dependent on the timing of large orders. Revenues in the Entertainment market also comprised 40% of the Company's revenue for the nine months ending June 30, 1999 and came from broadcast opportunities as well as postproduction opportunities. In previous years, revenues in this market have come almost exclusively from postproduction applications. The Company anticipates continued growth in this market in fiscal 1999 as customers implement additional broadcast applications. As a result of depressed oil prices earlier in the year, capital spending was reduced in the Geosciences market; the Company has not seen an indication that spending in this market will recover significantly in the next quarter and believes its revenues in the Geosciences market will be lower than the previous year revenues.

International sales represented 25% and 19% of total sales for the nine months ended June 30, 1999 and 1998. International sales have increased 29% over the same period last year, with most of the growth coming from Europe. Sales through Silicon Graphics Inc. (SGI) totaled $2.9 million or 31% for the three-month period ended June 30, 1999 compared to $2.3 million or 47% for the same prior year period. For the nine-month period ended June 30, 1999, sales through SGI totaled $7.9 million or 31% of total sales compared to $8.6 million or 38% for the same period last year. No other customer accounted for 10% or more of total sales for the nine-month period of either year.

The Company's revenue growth in fiscal 1999 is dependent on its ability to provide new products and expand the applications of its products into targeted market segments. Revenues from the FibreSTORE product released in December 1998 totaled approximately $1.5 million for the nine months ended June 30, 1999. The scheduled release of the FibreSTORE RAID product is anticipated to occur in the first quarter of fiscal 2000 and should contribute to incremental revenues once released.

Gross profit, as a percentage of net sales, for both the three-month and nine-month periods ended June 30, 1999 was 51% compared to 49% for the same periods last year. This increase in the margin percentage is the result of a strong sales mix of higher margin Fibre Channel products as well as reduced component costs. Gross profit margins are highly dependent on the Company's ability to transition to new generation disk drives and to manage the rapid decline in disk drive prices. The Company anticipates fiscal 1999 gross profit, as a percentage of net sales, to continue to be higher than prior year levels.

Research and development expenses decreased $263,000, or 22%, for the current quarter as compared to the same quarter of last year and increased $30,000, or 1%, for the nine months ended June 30, 1999 as compared to the same period last fiscal year. The three month decrease results from decreased consulting costs, partially offset by increased compensation and prototype material costs. The nine month increase is primarily the result of increased prototype material costs compared to the same period of the prior year. The Company expects that research and development expenses in fiscal 1999 will approximate the level of spending in fiscal 1998.

Sales and marketing expenses increased $203,000, or 9%, for the current quarter as compared to the same quarter of last year and $559,000, or 9%, for the nine months ended June 30, 1999 as compared to the same period last fiscal year. The increase can be attributed to costs associated with realigning the Company's marketing and promotion efforts along its vertical markets. The Company expects that sales and marketing expenses will continue to grow but at a lesser rate for the balance of 1999.

General and administrative expenses increased $50,000, or 7%, for the current quarter as compared to the same quarter of last year and $13,000, or 1%, for the nine months ended June 30, 1999 as compared to the same period last fiscal year. The Company anticipates that general and administrative expenses in fiscal 1999 will approximate the level of spending in fiscal 1998.

Other Income of $458,000 and $1,302,000 for the three-month and nine-month periods ended June 30, 1999 decreased 11% and 15% compared to the same periods last year due to lower interest rates and interest income on lower average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash, cash equivalents and marketable securities totaling $35.8 million compared to $33.0 million at the end of fiscal 1998.

Cash flows from operating activities were $4.7 million for the nine months ended June 30, 1999 compared to $3.7 million for the same period last year. The Company made capital expenditures totaling $1.4 and $1.3 million during the nine months ended June 30, 1999 and 1998 respectively. The Company anticipates that capital expenditures for fiscal 1999 will approximate $2.5 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the nine months ended June 30, 1999, 133,500 shares of common stock were purchased for $1,041,000. The remaining authorization as of June 30, 1999 is for approximately $700,000.

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

The cost associated with the assessment and any modifications necessary is expected to be less than $200,000. Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also on the way in which customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business address the Year 2000 issue. The Year 2000 efforts of third parties are not within the Company's control. Failure by these third parties, particularly those upon which the Company may be dependent, to respond to Year 2000 issues successfully could result in business disruption, operational problems, financial loss, legal liability and similar risks for the Company. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.


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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27 - Financial Data Schedule (filed in electronic format only)
         (b) No report on Form 8-K was filed during the quarter ended
             June 30, 1999.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CIPRICO INC.


Dated:  August 3, 1999              /s/  Robert H. Kill
                                    Robert H. Kill, President
                                    (Principal Executive Officer)


Dated:  August 3, 1999              /s/  Joan K. Berg
                                    Joan K. Berg, Vice President of
                                    Finance/Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number       Description

     27              Financial Data Schedule
                     (filed in electronic format only)