Form 10-K
period 1999-09-30
CIPRICO INC
filed 1999-12-17
CIK 720145

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                       Commission File No. 0-11336
             September 30, 1999

                            ------------------------
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

                         Registrant's Telephone Number,
                      Including Area Code: (612) 551-4000
                            ------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock
                            ------------------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]
                            ------------------------

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 9, 1999 was approximately $53,322,989 (based upon the last sale price of the Registrant's Common Stock on such date).

Shares of Common Stock outstanding at December 9, 1999: 4,960,278 shares
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference in Part II and portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.
================================================================================

                                     PART I



ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Ciprico Inc. and its subsidiaries (Ciprico, Company, Registrant) design, manufacture and market high-performance, direct-attached and networked storage solutions, including intelligent disk array hardware, software and services. Ciprico storage solutions are designed for visual computing applications ranging from high speed image data capture, through processing and analysis, to real-time playback at sustained performance levels. The Company's products are compatible with industry standard architectures enabling users to interface with the primary open architecture computing platforms found in the visual computing market designed by Silicon Graphics, Inc. ("Silicon Graphics"), Sun Microsystems, Inc., Hewlett-Packard Company, IBM Corporation and Apple Computer, Inc. The Company is ISO 9001 certified, an international quality standard.

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

     In late 1990 the Company introduced for sale its first RAID (redundant array of independent disks). Since then, the Company has continued to advance the technology with new product introductions. The Company's disk arrays are designed to meet the demanding data transfer rate, storage capacity and data redundancy needs of the visual computing market. Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three dimensional images and other images. Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods. The Company's targeted market segments are entertainment, geospatial imaging, geosciences, medical imaging and digital prepress. The Company now offers several series of RAID-3 disk arrays. Since 1990, Ciprico has focused on designing leading edge, high performance disk arrays specifically for use in the Company's targeted market segments, delivering high quality service through extensive customer training and support programs, and building a sales organization capable of supporting increased demand for the Company's products.

     Statements in this Form 10-K that are forward-looking involve risks and uncertainties. The Company's actual results could differ materially from those expressed in any forward-looking statements. For a discussion of these risks and uncertainties, see "Management's Discussion and Analysis--Forward-Looking Information."

NARRATIVE DESCRIPTION OF BUSINESS
(1)  PRODUCTS AND SERVICES.

     PRODUCTS.

     The Company's product line consists mainly of disk arrays, with a small segment of sales from controllers. Both product lines provide the highest levels of performance while maintaining connectivity consistent with industry standards.

     The Company introduced its first generation RAID-3 disk array product in 1990. Since then, Ciprico has introduced several new disk array products to meet the changing needs of its customers. Ciprico now offers customers a choice of several different series of disk arrays depending on their needs. Prices for the Company's disk arrays generally range from a list price of $14,000 to $65,000 per disk array depending on the features selected by the customer. Applications may require one or several disk arrays.

     The Company designs, develops and manufactures all of its disk array products to operate within industry standards and at peak performance levels. The controller board, internal packaging, component integration and cabinet design are all results of Ciprico's engineering expertise. Disk drives and power supplies are mounted on easily removable shuttles which make replacements simple.

     6900 Series. Introduced in 1996, Ciprico's 6900 Series disk arrays use the SCSI peripheral interface standard UltraSCSI. While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 MBs per second, twice the speed of Fast Wide SCSI-2. Before the introduction of UltraSCSI, multiple disk arrays had to be striped together to increase transfer rates. With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second. The Company's 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 144 gigabytes (GB) to 288 GB. The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

     6500 Series. The 6500 Series of disk arrays, targeted at entry-level or low-cost application environments, began shipping in the fall of 1996. The 6500 Series utilizes the Ultra SCSI interface, offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. Unlike Ciprico's 6900 and 7000 products, the 6500 product uses ATA-2 disk drives (also known as IDE disk drives) internally. ATA disk drives are most commonly found in personal computers. Use of these drives enables the Company to offer a low-cost solution to customers while meeting their performance, data redundancy and cost requirements. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 67 to 300 GB. The 6500 Series can be striped or daisy-chained together for additional capacity.

     7000 Fibre Channel Series. In fiscal 1997, Ciprico began shipping its 7000 Series disk array, the industry's first disk array to offer a host interface compatible with full speed Fibre Channel. Fibre Channel is the fastest interface currently available. The 7000 Series offers a peak transfer rate of 100 MB per second and a sustained transfer rate in excess of 90 MB per second.

This disk array is capable of transferring uncompressed video images in real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel. The storage capacities supported by the 7000 Series disk arrays range from 72 GB to 400 GB. A total rack system storage capacity can grow to over 2 terabytes with only seven arrays. The 7000 Series has hot swap disk drives, power supplies and fans.

     FibreSTORE Products. Ciprico announced its new family of RAID disk arrays in 1998. The initial member of the family, the FibreSTORE JBOD (just a bunch of drives) began shipping in December 1998. It features full Fibre Channel connectivity between the disk drives as well as to the host computer, full dual loop Fibre Channel connections and redundant power supplies and fans. Configurations of up to seven FibreSTORE enclosures containing up to 63 Fibre Channel disk drives have been fully tested and supported. Fibre STORE offers the performance features of Fibre Channel for applications that do not require RAID protection.

     The second member of the family, FibreSTORE RAID was introduced in October 1999. FibreSTORE RAID adds data redundancy features to FibreSTORE insuring uninterrupted data availability at full performance levels and service without disruption. The new FibreSTORE RAID system can be configured with single or dual RAID controllers and up to 2.8 terabytes of Fibre Channel disk storage in a single rack. Each controller is a fully independent, caching controller designed to give optimum performance in data streaming applications such as digital video and multiple stream video playback. It is designed to deliver continuous, sustainable data rates at close to 200 MB per second with the dual controller option.

     Software Utilities. Ciprico qualifies all of its disk array products with popular host adapters for standard platforms to optimize compatibility with its customer's systems. For each of the popular host computers and operating systems, Ciprico develops and tests interface adapter and utility software packages to enable the disk arrays to be conveniently connected by the customer. The current packages include:
     Spectra Series. Ciprico has developed, in cooperation with Silicon Graphics, the Spectra Series to work with Silicon Graphics platforms. The 6500, 6900 and 7000 Series of disk arrays may all be ordered as a Spectra package. Included in the Spectra package is a Ciprico disk array, an adapter for certain models, and a set of software utilities. These graphical user interface-based utilities were written by Ciprico to facilitate and simplify the installation and use of a Ciprico disk array with a Silicon Graphics platform.
     Halo Series. Ciprico has developed the Halo Series to work with Sun Microsystems UltraSPARC product line. Currently, only the 7000 Series disk array may be ordered as a Halo package, with other disk arrays to be offered as market needs arise. Included in the Halo package is a Ciprico 7000 disk array, the Fibre Channel adapter card, inter-connect cables, and an extensive GUI-based set of software utilities for easy configuration and monitoring of disk array performance.
     RaidiaNT Series. RaidiaNT is a packaged, fully-integrated hardware/software RAID disk array storage solution for the NT environment. Based on Ciprico's 7000 Series of Fibre Channel RAID disk arrays, the package includes all components necessary to take advantage of the performance of full-speed Fibre Channel, including a PCI to Fibre Channel adapter and a graphical user interface (GUI) utility package. The 7000 product has been certified as Windows NT compatible by Microsoft Corporation.

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

     Storage Area Networks. Crossing all of Ciprico's vertical markets is the emerging market for Storage Area Networks (SANS). This is a Fibre Channel based, networking infrastructure that provides storage advantages over the traditional networking architecture. Ciprico is involved in the emerging market for heterogeneous file sharing through SAN architectures which will leverage the capabilities of the Company's disk array products with Fibre Channel components from other vendors to deliver the benefits of sharing visual data in cross-platform environments.

     SERVICES.

     Ciprico provides its customers with ongoing technical assistance and flexible spare parts options to assure failures are identified and repairs are made quickly. The Advantage Support Program allows the customer to choose which spares it will rent for its disk array support. With the Safety Net Spares Program, critical spare parts are located at the customer's site on a consignment basis, while other spare parts are available upon request with next-day delivery. A new spares purchase/ hot spares program allows the customer to select and purchase on site spare components to support their production environment and purchase a hot spares service option that provides the customer with delivery of replacement parts from an authorized Ciprico parts depot. All service options provide training for the customer's technicians and access to the Company's telephone support services. Telephone support specialists are available 24 hours per day, 7 days per week through the Company's toll-free help line.

     The Company also provides a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of three years from the date of shipment to customers. Extended warranty and maintenance services are also offered to customers as the primary warranty expires. All repair work for the Company's products is presently done at the Company's Plymouth, Minnesota, manufacturing facility.


(2)  MARKETING AND DISTRIBUTION.

     MARKETS.

The Company's market focus is visual computing applications. Within the visual computing market, the Company focuses on entertainment, geospatial imaging, geosciences and other emerging markets such as medical imaging and digital prepress market segments. Each of these market segments requires the high data transfer rate performance, large storage capacity and redundancy provided by the Company's RAID-3 disk arrays.

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

     Geospatial Imaging. The geospatial imaging market segment consists of commercial companies and military and government agencies that capture, archive and review imagery data collected from airborne or space-based satellite sensors. This market has three primary applications where Ciprico disk arrays are best suited: data capture, image processing and archiving, and mission planning and rehearsal. Data capture is the process of collecting the imagery data, either by use of an imaging satellite or an aircraft equipped with imaging capabilities. A single image frame ranges from a few megabytes up to 14 gigabytes in size, with the data capture phase requiring the collection of hundreds of frames per day. In the case of satellite based imagery sensors, Ciprico disk arrays are used at the supporting ground stations. As the satellite passes overhead of the groundstation, the data is downlinked at very high data rates. For airborne applications, Ciprico arrays are on-board the aircraft and the imagery data is also captured at a very high rate. In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users. Once processed, the imagery data is stored into digital asset management databases for fast query and retrieval. These databases often reach multiple terabytes in size and require the high bandwidth performance Ciprico disk arrays provide. In the mission planning and rehearsal application, imagery data is fused with other battlefield information to enable military commanders to view 3D maps of the areas of interest, and assist them in their mission planning efforts. Mission rehearsal allows preview and rehearsal of a mission using high resolution 3D imagery data sets of the area of interest prior to the actual execution of a mission.

     Ciprico's disk arrays deliver high performance transfer rates, typically real-time, that are required by users in the geospatial imaging market segment.

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

         Other Markets. The Company's products are also used in applications in the medical imaging market segment and digital prepress market segment. Within the medical imaging market segment, applications for Ciprico disk arrays include diagnostic imaging, picture archival communication systems and 3-D imaging applications. When a patient is undergoing an image acquisition procedure, imaging systems need to capture and display image data 100% of the time. Ciprico disk arrays provide the performance and redundancy that is required for these medical applications.

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

         The Company's products are sold through a combination of direct sales people, system integrators, and value-added dealers (VADs). Ciprico's direct sales organization is primarily responsible for "demand creation" activities and customer development. The Company has direct sales representatives in the Boston, Washington D.C., Midwest, Texas, California, and Pacific Northwest sections of North America. The Company has international sales and service offices in Newbury, England, Singapore and Tokyo.

     As part of the Company's marketing and sales strategy, the Company enters into relationships with companies who could play an important role in the successful marketing of the Company's products. The Company's disk arrays are sold to OEMs for inclusion in their own computer systems, to systems integrators, and large end-users (including government departments and agencies). The initial sales process is complex, requiring interaction with several layers of the customer's organization and extensive technical exchanges as well as product demonstrations. As a result, the Company's typical sales cycle can span up to nine months.

         The Company has developed a strong relationship with Silicon Graphics, Inc. (SGI) a leading manufacturer of computer platforms in the visual computing market. In February 1998, the Company announced that after completion of extensive testing of Ciprico's products, SGI had agreed to become a reseller of Ciprico's RAID 3 disk arrays. In 1999 and 1998, sales through SGI totaled $9.1 million and $11 million, respectively.


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

         The Company's ability to compete successfully depends upon its ability to continue to develop high performance products that obtain market acceptance and can be sold at increasingly competitive prices. Although the Company believes that its RAID disk array products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for the Company's products, or that the Company will not encounter increased price competition for such products which could materially and adversely affect the Company's operating results. Also, the Company's OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than the Company's products, which could materially and adversely affect the Company's operating results.


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

         The disk array is comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts. The metal enclosure and power supply are specified to the Company's needs, but alternative sources for the components are available. The Company has strategic partners with which it works closely to fill these needs. The principal suppliers are Arrow Electronics, Inc., Bell Microproducts, Inc., MCMS, Inc. and Du Fresne Manufacturing Co.

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


(6)      CUSTOMER DEPENDENCE.


         The Company's products are sold to a broad base of customers. In 1999 and 1998, sales through Silicon Graphics, Inc. totaled $9.1 million and $11.0 million, respectively. A customer in the geospatial imaging market, a department of the U.S. Navy, made up 13%, 8% and 10% of net sales in 1999, 1998 and 1997, respectively.


(7)      PATENTS AND TRADEMARKS.


         The Company has no patents, and does not consider ownership of patents to be material to its business. The Company believes that the rapidly changing technology in the computer industry makes the Company's future success dependent more on the technical competence and creative skills of its personnel than on any patents it may be able to obtain. However, protection of the

Company's proprietary hardware, firmware and software is very important to the Company. It relies upon trade secrecy and confidentiality agreements with its employees and customers, rather than on patent or copyright protection, to preserve its intellectual property rights in this material. The Company has obtained federal registrations for the trademarks Ciprico(R), and Spectra 6000(R) and has registrations pending for trademarks for HALO(TM), FibreSTORE(TM), and SANity(TM).


(8)      BACKLOG AND GOVERNMENT APPROVALS.


         The Company historically has operated on low levels of backlog, and therefore, does not consider the level of backlog to be indicative of future operating results. As of September 30, 1999, the Company had $247 thousand in backlog which is scheduled to ship in fiscal 2000. The Company is not required to obtain government approval of its products.


(9)      EFFECT OF GOVERNMENT REGULATIONS.


         The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.


(10)     RESEARCH AND NEW PRODUCT DEVELOPMENT.


         The Company operates in an industry subject to rapid technological change. Its goals in research and development are to develop leading edge products that adhere to industry standards. The Company's ability to achieve this goal is largely dependent upon its ability to anticipate and respond to change. The Company uses engineering design teams that work cross-functionally with marketing managers, application engineers and customers to develop products and product enhancements. Computer input/output interface standards are maintained and an extensive disk drive qualification program is in place to monitor off-the-shelf disk drives to ensure the quality and performance of the disk drives integrated into the Company's disk arrays. As part of its development strategy, the Company actively seeks available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses, such as Silicon Graphics.

        Ciprico's research and development efforts have been successful as demonstrated by such accomplishments as offering the first RAID-3 disk array to achieve real-time playback of uncompressed video, and the first and only RAID-3 provider to be approved for resale by Silicon Graphics, Inc. In 1996, the Company announced its first product utilizing the new Fibre Channel interface. The Company invested significant resources in the development of its Fibre Channel disk array and was the first manufacturer to introduce a disk array integrating this new interface. Volume shipments of this product began in November 1996 and continue to be strong. An entirely new family of Fibre Channel products, the FibreSTORE family of digital storage systems, was introduced during fiscal 1999. The system offers flexibility in architecture, performance, fault-tolerance and capacity. With its modular design, FibreSTORE products can be configured with zero, single or dual RAID controllers, power fail cache memory, hot-spare drives and with multiple disk enclosures for multiple terabytes of storage.

         Software development programs and product introductions are also within the Company's research and development strategy. Platform specific software packages for the SGI and SUN/Solaris platforms are being upgraded to enhance the new FibreSTORE product family. RaidiaNT, a software package for the Windows NT operating system was completed and introduced in 1998. All of the Company's products are SAN-ready and in fiscal 2000, the Company expects to further explore the market for Storage Area Network (SAN) solutions.

         The Company invested $4,056,000, $4,527,000 and $3,172,000 in research and development expenses in fiscal 1999, 1998 and 1997, respectively. All of the Company's research and development expenditures are expensed as incurred. At November 30, 1999, the Company had 28 full-time employees engaged in research and development activities.

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


(12)     EMPLOYEES.


         At November 30, 1999, the Company had 112 full-time employees, of which 20 were engaged in manufacturing, 28 in engineering and research and development, 53 in sales, sales support and marketing and 11 in general management and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

         Name                            Age            Position(s)
         ----                            ---            -----------
         Robert H. Kill                  52             Chairman of the Board, President
                                                        and Chief Executive Officer

         Stephen R. Hansen               47             Vice President - Product Development
                                                        and Operations

         Joan K. Berg                    47             Vice President of Finance,
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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Trading" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999.


ITEM 6.    SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to the sections labeled "Selected Consolidated Statements of Operations Data" and "Selected Consolidated Balance Sheet Data" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis," including disclosure respecting forward-looking information, which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999.


ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material, near-term, market rate risk.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Other than "Executive officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following financial statement schedules.

         (b) Financial Statement Schedules. See Schedule II on page following signatures.

         (c)      Reports on Form 8-K.

         No report on Form 8-K was filed by the Company during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CIPRICO INC.
                                      (the "Registrant")

Date:  December  17, 1999      By /s/ Robert H. Kill
                               ------------------------------------------------
                                      Robert H. Kill, Chairman of the Board
                                      and President

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


Signature                              Title                                           Date
---------                              -----                                           ----

/s/ Robert H. Kill                     Chairman, President and Director                December 17, 1999
----------------------------------     (Principal executive officer)
Robert H. Kill

/s/ Joan K. Berg                       Vice President of Finance and Chief             December 17, 1999
----------------------------------     Financial Officer (Principal
Joan K. Berg                           financial and accounting officer)

/s/ William N. Wray                    Director                                        December 17, 1999
----------------------------------
William N. Wray

/s/ Donald H. Soukup                   Director                                        December 17, 1999
----------------------------------
Donald H. Soukup

/s/ Gary L. Deaner                     Director                                        December 17, 1999
----------------------------------
Gary L. Deaner

/s/ Bruce J. Bergman                   Director                                        December 17, 1999
----------------------------------
Bruce J. Bergman

/s/ Thomas F. Burniece
----------------------------------     Director                                        December 17, 1999
Thomas F. Burniece


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                    Additions
                                                                    ---------
              Column A                      Column B                Column C                Column D           Column E
              --------                      --------                --------                --------           --------
                                            Balance at      Charged to      Charged to
                                            Beginning       Costs and         Other                          Balance at End
                                            of Period        Expenses        Accounts       Deductions         of Period

Accounts receivable allowance
    September 30, 1999                       $277,000       $ 333,000           $   -        $(65,000) A         $  545,000
    September 30, 1998                        391,000         204,000                        (318,000) A            277,000
                                                                                    -
    September 30, 1997                        335,000          99,000                         (43,000) A            391,000
                                                                                    -

Warranty reserve
    September 30, 1999                       $135,000       $ 106,000           $   -       $(166,000) B         $   75,000
    September 30, 1998                        345,000         232,000                        (442,000) B            135,000
                                                                                    -
    September 30, 1997                        295,000         548,000                        (498,000) B            345,000
                                                                                    -


A - Deductions represent accounts receivable written-off during the year.

B - Deductions represent warranty work performed during the year.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Ciprico Inc.

                In connection with our audit of the consolidated financial statements of Ciprico Inc. and subsidiaries referred to in our report dated November 1, 1999, which is included in the Ciprico Inc. 1999 Annual Report to Shareholders and incorporated by reference in Part III of this form, we have also audited Schedule II for each of the three years in the period ended September 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP



Minneapolis, Minnesota
November 1, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended                       Commission File No.:  0-11336
September 30, 1999

--------------------------------------------------------------------------------
                                  CIPRICO INC.
--------------------------------------------------------------------------------

Exhibit           Description


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

10.1              Lease Agreement, dated December 3, 1991, relating to manufacturing space located at 2800 Campus Driv
                  Plymouth, Minnesota and corporate office space located at 2955 Xenium Lane, Plymouth Minnesota--inco by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended September 30, 1

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




10.4**            Registrant's  1992  Nonqualified  Stock Option  Plan--incorporated  by reference to Exhibit 10.13 of the Registrant's Form 10-K for the fiscal year ended September 30, 1992*

10.5**            Specimens  of  Nonqualified   Stock  Option   Agreements  under  1992   Nonqualified   Stock  Option
                  Plan--incorporated  by reference to Exhibit 10.14 of the Registrant's  Form 10-K for the fiscal year ended September 30, 1992*

10.6**            Amendment No. 1 to Registrant's 1992 Nonqualified  Stock Option  Plan--incorporated  by reference to
                  Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.7**            Amendment No. 2 to Registrant's 1992 Nonqualified  Stock Option  Plan--incorporated  by reference to
                  Exhibit 10.12 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.8**            Registrant's  1994 Incentive  Stock Option  Plan--incorporated  by reference to Exhibit 10.13 of the
                  Registrant's Form 10-KSB for the fiscal year ended September 30, 1993*

10.9**            Specimen of Incentive Stock Option  Agreement  under 1994 Incentive Stock Option  Plan--incorporated by reference to Exhibit 10.14 of the  Registrant's  Form 10-KSB for the fiscal year ended  September
                  30, 1993*

10.10**           Registrant's  1996 Restricted Stock Plan, as  amended--incorporated  by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998*

10.11**           Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan--incorporated by reference to
                  Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.12**           Registrant's 1999 Amended and Restated Stock Option Plan - - incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998*

10.13**           Specimen  of  Incentive  Stock  Option  Agreement  under 1999  Amended  and  Restated  Stock  Option
                  Plan--incorporated  by  reference  to  Exhibit  10.2 of the  Registrant's  Form 10-Q for the  fiscal quarter ended December 31, 1998*

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.




10.14**           Specimen of  Nonqualified  Stock  Option  Agreement  under 1999  Amended and  Restated  Stock Option
                  Plan--incorporated  by  reference  to  Exhibit  10.3 of the  Registrant's  Form 10-Q for the  fiscal quarter ended December 31, 1998*

10.15             Agreement  dated January 29, 1998 between Silicon  Graphics,  Inc. and Registrant- - incorporated by reference to Exhibit  10.14 of the  Registrant's  Form 10-K for the fiscal year ended  September 30,
                  1998*

13                Portions of  September  30, 1999 Annual  Report to  Shareholders  incorporated  by reference in this
                  Form 10-K



22                Subsidiaries of the Registrant
                                                                                     Jurisdiction
                  Name                                                               of Incorporation
                  ------                                                             ----------------
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