Form 10-Q
period 1999-12-31
CIPRICO INC
filed 2000-02-10
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended December 31, 1999

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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 27, 2000 was 4,977,604 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                            Page

PART I      Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
            December 31, 1999 and September 30, 1999                          3

            Condensed Consolidated Income Statements for
            Three Months Ended December 31, 1999 and 1998                     4

            Condensed Consolidated Statements of Cash Flows for
            Three Months Ended December 31, 1999 and 1998                     5

            Notes to Condensed Consolidated Financial Statements             6-7

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               8-9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       10

PART II     Other Information

Item 4.     Submission of Matters to a Vote of Security Holders              11

Item 6.     Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                               December 31,   September 30,
                                                                1999            1999
ASSETS
Current assets:
     Cash and cash equivalents                                 $  2,916       $  3,539
     Marketable securities                                       24,902         23,363
     Accounts receivable, less allowance                          5,692          6,962
     Inventories                                                  4,933          4,603
     Deferred income taxes                                        1,155          1,155
     Other current assets                                           514            455
                                                               --------       --------
         Total current assets                                    40,112         40,077
Property and equipment, net                                       3,419          3,743
Marketable securities                                             7,503          9,003
Other assets                                                        426            415
                                                               --------       --------
         Total assets                                          $ 51,460       $ 53,238
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                          $  1,809       $  2,641
     Accrued expenses                                             1,285          2,063
     Deferred revenue                                             1,106          1,244
                                                               --------       --------
         Total current liabilities                                4,200          5,948

Shareholders' equity:
     Capital stock                                                   50             49
     Additional paid-in capital                                  35,988         35,929
     Retained earnings                                           11,300         11,409
     Deferred compensation from restricted stock                    (78)           (97)
                                                               --------       --------
         Total shareholders' equity                              47,260         47,290
                                                               --------       --------
         Total liabilities and shareholders' equity            $ 51,460       $ 53,238
                                                               ========       ========



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

(In thousands except                                           Three Months Ended
per share amounts)                                                 December 31,

                                                              1999          1998
                                                             -------       -------
NET SALES                                                    $ 6,847       $ 7,774
Cost of sales                                                  3,737         3,866
                                                             -------       -------

GROSS PROFIT                                                   3,110         3,908

OPERATING EXPENSES:
     Research and development expense                            888         1,140
     Sales and marketing expenses                              2,314         2,082
     General and administrative expenses                         545           676
                                                             -------       -------
         Total operating expenses                              3,747         3,898
                                                             -------       -------

INCOME (LOSS) FROM OPERATIONS                                   (637)           10
Other income, primarily interest                                 472           423
                                                             -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                               (165)          433
Income tax expense (benefit)                                     (56)          151
                                                             -------       -------

NET INCOME (LOSS)                                            $  (109)      $   282
                                                             =======       =======

NET EARNINGS (LOSS) PER SHARE - BASIC                        $  (.02)      $   .06
                                                             =======       =======

NET EARNINGS (LOSS) PER SHARE - DILUTED                      $  (.02)      $   .06
                                                             =======       =======

Shares used to calculate net earnings (loss) per share:
     Basic                                                     4,958         4,899
     Diluted                                                   4,958         4,997



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                            Three Months Ended
                                                              December 31,

                                                         1999           1998
                                                       --------       --------

Cash flows from operating activities:
     Net income (loss)                                 $   (109)      $    282
     Depreciation and amortization                          672            652
     Changes in operating assets and liabilities           (878)           564
                                                       --------       --------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                            (315)         1,498

Cash flows from investing activities:

     Equipment purchases                                   (383)          (535)
     Purchases of marketable securities                  (8,903)       (12,781)
     Proceeds from sale or maturity of marketable
        securities                                        8,864         11,300
                                                       --------       --------

NET CASH FLOWS USED IN INVESTING
     ACTIVITIES                                            (422)        (2,016)

Cash flows from financing activities:

     Repurchase of common stock                            --             (576)
     Proceeds from issuance of common stock                 114             94
                                                       --------       --------

NET CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                   114           (482)
                                                       --------       --------

Net decrease in cash and cash equivalents                  (623)        (1,000)

Cash and cash equivalents at beginning of period          3,539          9,030
                                                       --------       --------

Cash and cash equivalents at end of period                2,916          8,030

Marketable securities, current                           24,902         18,928
Marketable securities, non-current                        7,503          6,514
                                                       --------       --------

Total cash and marketable securities                   $ 35,321       $ 33,472
                                                       ========       ========

See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of high-performance, direct-attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the three-month periods ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1999.

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

At December 31, 1999 and September 30, 1999, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                        December 31, September 30,
                                         1999         1999
                                        -------      -------
Current marketable securities:
     Commercial Paper                   $14,895      $14,854
     U.S. Government Agencies            10,007        8,509
                                        -------      -------
                                         24,902       23,363
Non-current marketable securities:
     U.S. Government Agencies             7,503        9,003
                                        -------      -------
                                        $32,405      $32,366
                                        =======      =======

NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of December 31, 1999, 492,900 shares of common stock have been repurchased for $5.3 million.

NOTE D - NET EARNINGS (LOSS) PER SHARE

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1999, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. For the three months ended December 31, 1998, 97,930 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 953,037 and 689,325 shares of common stock with a weighted average exercise price of $10.98 and $12.75 were outstanding at December 31, 1999 and 1998, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive.


NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. Net sales by geographic area for the three months ended December 31, 1999 and 1998 (in thousands) are as follows:

Geographic Area              1999                  1998
---------------           ---------             ---------
North America              $  5,121              $  6,087
Europe                          364                   969
Japan                           753                   399
Other foreign                   609                   319
                         ----------            ----------
                           $  6,847              $  7,774
                           ========              ========

The Company has no material long-lived assets outside of the United States.

The following presents net sales to significant customers for the three months ended December 31, 1999 and 1998 (in thousands).

   Major Customers          1999          %            1998           %
                          -------        ---          -------        ---
Customer A                $ 2,031        30%          $ 2,473        32%
Customer B                     58          1 %            813        10%
                          -------        ---          -------        ---
    Total                 $ 2,089        31%          $ 3,286        42%
                          =======        ===          =======        ===

                         CIPRICO INC. AND SUBSIDIARIES
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net sales for the three-month period ended December 31, 1999 decreased 12% to $6.8 million compared to $7.8 million for the same period last fiscal year due to delays in customer programs. Revenues for the first quarter of fiscal 1999 included one large order of approximately $800,000; there were no similar large orders in the first quarter of fiscal 2000. Sales in the Company's key markets are shown in the chart below (in millions).

Market                        1999     % of Total           1998    % of Total
------                        ----     ----------           ----    ----------
Entertainment                 $2.9         43               $2.8         36
Geospatial Imaging             2.2         32                3.3         42
Other                          1.7         25                1.7         22
                              ----     ----------           ----    ----------
                              $6.8        100 %             $7.8        100 %
                              ====     ==========           ====    ==========



Export sales represented 27% of total sales for the three months ended December 31, 1999 and 1998. Sales through Silicon Graphics Inc. (SGI) totaled $2.0 million or 30% of total sales for the three months ended December 31, 1999 compared to $2.5 million or 32% for the same prior year period.

The Company's revenue growth in fiscal 2000 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and the success of programs which specify Ciprico products.

Gross profit of $3.1 million represented a 45% gross profit margin for the three months ended December 31, 1999, compared to 50% for the same prior year period. This decrease in the margin percentage is the result of an unfavorable mix of products, combined with the impact of spreading fixed manufacturing costs over a lower sales volume. Gross profit margins are highly dependent on the Company's ability to transition to new generation disk drives and to manage the rapid decline in disk drive prices. The Company anticipates fiscal 2000 gross profit, as a percentage of net sales, to continue in the high forty percent range.

Research and development expenses of approximately $.9 million for the three months ended December 31, 1999 decreased by $252,000 compared to the same period last year primarily due to reduction in the use of outside consultants and prototypes between periods. The Company expects that research and development expenses in fiscal 2000 will increase as headcount is added and prototype expenses are incurred.

Sales and marketing expenses of $2.3 million for the three months ended December 31, 1999 increased 11% compared to the same period last year reflecting the costs associated with additional headcount. The Company expects that sales and marketing expenses in fiscal 2000 will increase with the addition of headcount.

General and administrative expenses of $545,000 for the three months ended December 31, 1999 decreased $131,000 compared to the same period last year primarily attributable to collection of a previously reserved account, as well as reduced compensation expense.

Other Income of $472,000 for the three months ended December 31, 1999 increased 12% compared to the same period last year due to interest income on higher average cash and investment balances.

As a result of the factors described above, the Company had a net loss of $109,000 for the three months ended December 31, 1999 compared to net income of $282,000 for the three months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash, cash equivalents and marketable securities totaling $35.3 million compared to $33.5 million at December 31, 1998.

Cash used in operating activities was $.3 million for the three months ended December 31, 1999 compared to cash generated of $1.5 million for the same period last year. The change in cash from operations primarily relates to the timing of payments on accounts payable and accrued expenses. The Company made capital expenditures totaling $383,000 during the three months ended December 31, 1999 compared to $535,000 for the prior year period. The Company anticipates that capital expenditures for fiscal 2000 will approximate $2 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the three months ended December 31, 1998, 80,000 shares of common stock were purchased for $576,000; there were no share repurchases in the three months ended December 31, 1999. The remaining authorization as of December 31, 1999 is for $.7 million.

Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 2000.

IMPACT OF YEAR 2000 ISSUE

The Company has not experienced and does not anticipate any impact to its operations resulting from the Year 2000 computer date issue. However, the Company will continue to monitor the output of its systems and those of its business partners for Year 2000 issues.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements imply continued financial improvement. Because of numerous risks and uncertainties in the Company's business activity, actual results could differ materially from those implied. Investors should consider: the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog; and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring in the last month and weeks of a quarter. For a more complete description, see "Forward-looking Information" under Management's Discussion and Analysis included in the Annual Report for the year ended September 30, 1999.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, January 27, 2000.

         (b) At the Annual Meeting, the number of directors was set at six by a vote of 4,320,506 for and 423,423 against.

         (c) Gary L. Deaner and Robert H. Kill were elected to serve as Class II directors for a term of three years and until their successors have been duly elected and qualified. Mr. Deaner and Mr. Kill each received at least 4,673,595 shares voted in his favor. The term of office of Donald H. Soukup and William
                  N. Wray continues until the 2001 Annual Meeting. The term of office of Bruce J. Bergman and Thomas F. Burniece continues until the 2002 Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27       Financial Data Schedule (filed in electronic format only)

         (b) No report on Form 8-K was filed during the quarter ended December 31, 1999.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CIPRICO INC.


Dated:  February 7, 2000           /s/  Robert H. Kill
                                   Robert H. Kill, President
                                   (Principal Executive Officer)


Dated:  February 7, 2000           /s/  Joan K. Berg
                                   Joan K. Berg, Vice President of
                                   Finance/Chief Financial Officer
                                   (Principal Financial and Accounting Officer)