Form 10-Q
period 2000-03-31
CIPRICO INC
filed 2000-05-05
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2000

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

                                 Yes X   No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 17, 2000 was 4,985,300 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        Page

PART I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          March 31, 2000 and September 30, 1999                           3

          Condensed Consolidated Statements of Earnings for Three and
          Six Months Ended March 31, 2000 and 1999                        4

          Condensed Consolidated Statements of Cash Flows for
          Six Months Ended March 31, 2000 and 1999                        5

          Notes to Condensed Consolidated Financial Statements           6-7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                             8-9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     10

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(In thousands)                                                     March 31,                 September 30,
                                                                      2000                        1999
ASSETS                                                             ---------                 -------------
Current assets:
     Cash and cash equivalents                                   $    6,407                  $     3,539
     Marketable securities                                           18,901                       23,363
     Accounts receivable, less allowance                              6,149                        6,962
     Inventories                                                      5,091                        4,603
     Deferred income taxes                                            1,155                        1,155
     Other current assets                                               616                          455
                                                                 ----------                  -----------
         Total current assets                                        38,319                       40,077
Property and equipment, net                                           3,198                        3,743
Marketable securities                                                10,069                        9,003
Other assets                                                            419                          415
                                                                 ----------                  -----------
         Total assets                                            $   52,005                  $    53,238
                                                                 ==========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    2,479                  $     2,641
     Accrued expenses                                                 1,411                        2,063
     Deferred revenue                                                   837                        1,244
                                                                 ----------                  -----------
         Total current liabilities                                    4,727                        5,948

Shareholders' equity:
     Capital stock                                                       50                           49
     Additional paid-in capital                                      35,941                       35,929
     Retained earnings                                               11,360                       11,409
     Deferred compensation from restricted stock                        (73)                         (97)
                                                                 ----------                  -----------
         Total shareholders' equity                                  47,278                       47,290
                                                                 ----------                  -----------
         Total liabilities and shareholders' equity              $   52,005                  $    53,238
                                                                 ==========                  ===========



     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



(In thousands except                                            Three Months Ended                  Six Months Ended
per share amounts)                                                  March 31,                           March 31,
                                                                    --------                            --------
                                                                 2000         1999                  2000         1999
                                                              ---------    ---------             ---------    ---------
NET SALES                                                      $  8,191     $  8,615             $  15,038     $ 16,389
Cost of sales                                                     4,355        4,185                 8,092        8,051
                                                               --------     --------             ---------     --------
GROSS PROFIT                                                      3,836        4,430                 6,946        8,338

OPERATING EXPENSES:
     Research and development expenses                            1,025        1,061                 1,913        2,201
     Sales and marketing expenses                                 2,702        2,234                 5,016        4,316
     General and administrative expenses                            473          767                 1,018        1,443
                                                               --------     --------             ---------     --------
         Total operating expenses                                 4,200        4,062                 7,947        7,960
                                                               --------     --------             ---------     --------
INCOME (LOSS) FROM OPERATIONS                                      (364)         368                (1,001)         378
Other income, primarily interest                                    454          421                   926          844
                                                               --------     ---------            ---------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                    90          789                   (75)       1,222
Income tax expense (benefit)                                         30          267                   (26)         418
                                                               --------     --------             ---------     --------
NET INCOME (LOSS)                                              $     60     $    522             $     (49)    $    804
                                                               ========     ========             =========     ========
Shares used to calculate net earnings (loss) per share:
     Basic                                                        4,983        4,897                 4,970        4,898
     Diluted                                                      5,083        5,003                 4,970        4,999

NET EARNINGS (LOSS) PER SHARE - BASIC                          $    .01     $    .11             $    (.01)    $    .16
                                                               ========     ========             =========     ========

NET EARNINGS (LOSS) PER SHARE - DILUTED                        $    .01     $    .10             $    (.01)    $    .16
                                                               ========     ========             =========     ========


     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(In thousands)                                                            Six Months Ended
                                                                             March 31,
                                                                             --------
                                                                      2000                  1999
                                                                  ----------            ----------

Cash flows from operating activities:
     Net income                                                    $     (49)           $      804
     Depreciation and amortization                                     1,294                 1,297
     Changes in operating assets and liabilities                      (1,057)                1,506
                                                                   ---------            ----------
NET CASH FLOWS PROVIDED BY OPERATING
     ACTIVITIES                                                          188                 3,607
                                                                   ---------            ----------
Cash flows from investing activities:
     Equipment purchases                                                (722)               (1,104)
     Purchases of marketable securities                              (23,697)              (27,670)
     Proceeds from sale or maturity of marketable
        securities                                                    27,093                26,170
                                                                   ---------            ----------
NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                              2,674                (2,604)
                                                                   ---------            ----------
Cash flows from financing activities:
     Repurchase of common stock                                         (263)                 (576)
     Proceeds from issuance of common stock                              269                   303
                                                                   ---------            ----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                  6                  (273)
                                                                   ---------            ----------
Net increase in cash and cash equivalents                              2,868                   730

Cash and cash equivalents at beginning of period                       3,539                 9,030
                                                                   ---------            ----------
Cash and cash equivalents at end of period                             6,407                 9,760

Marketable securities, current                                        18,901                17,449
Marketable securities, long-term                                      10,069                 8,012
                                                                   ---------            ----------
Total cash and marketable securities                               $  35,377            $   35,221
                                                                   =========            ==========



     See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of high performance, direct attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2000 and 1999. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1999.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B - MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities. At March 31, 2000 and September 30, 1999, amortized cost approximates fair value of held-to-maturity investments which consist of the following:

(In thousands)                           March 31,      September 30,
                                           2000              1999
                                           ----              ----
Current marketable securities:
     Commercial Paper                   $    9,898       $    14,854
     U.S. Government Agencies                9,003             8,509
                                        ----------       -----------
                                            18,901            23,363
Non-current marketable securities:
      Commercial Paper                       5,066               -0-
     U.S. Government Agencies                5,003             9,003
                                            10,069             9,003

                                        $   28,970       $    32,366
                                        ==========       ===========


NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of March 31, 2000, 517,900 shares of common stock have been repurchased for $5.6 M.

NOTE D - NET EARNINGS (LOSS) PER SHARE

The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended March 31, 2000 and 1999, 100,201 and 105,685 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 469,375 and 608,325 shares of common stock with a weighted average exercise price of $13.82 and $13.38 were outstanding at March 31, 2000 and 1999, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive. For the six months ended March 31, 1999, the Company reported a net loss and as such no common share equivalents were included in the computation of diluted net loss per share. For the six months ended March 31, 1999, 100,974 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 940,100 and 719,825 shares of common stock with a weighted average exercise price of $12.10 and $12.58 were outstanding at March 31, 2000 and 1999, but were excluded from the computation of common share equivalents for the six-month period because they were antidilutive.

NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales for the six months ended March 31, 2000 and 1999 by geographic area. The Company has no material long-lived assets outside of the United States.

(In thousands)
                              2000                               1999
                           ---------                          ---------
Geographic Area
North America               $ 11,704                           $ 12,471
Europe                         1,139                              2,547
Japan                          1,231                                970
Other foreign                    964                                401
                            --------                           --------
                            $ 15,038                           $ 16,389
                            ========                           ========

Sales to one customer accounted for 25% and 31% of the total sales for the six months ended March 31, 2000 and 1999.

                          CIPRICO INC. AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2000 Compared to Three and Six Months Ended March 31, 1999

Net sales for the three-month period ended March 31, 2000 decreased 5% to $8.2 million compared to $8.6 million for the same period last year. For the six-month period ended March 31, 2000, net sales decreased 8% to $15.0 million compared to $16.4 million for the same prior year period. The decrease is primarily attributable to a decrease in sales in the Geospatial Imaging Market where the timing of large orders impacts quarterly results. Sales in the Company's key markets for the six-month period ending March 31, 2000 are shown in the chart below (in millions).


Market                  2000     % of Total           1999    % of Total
------                  ----     ----------           ----    ----------
Entertainment          $ 6.9         46%             $ 6.4       39%
Geospatial Imaging       4.9         33                6.7       41
Other                    3.2         21                3.3       20
                       -----       ----               ----     ----
                       $15.0        100%             $16.4      100%
                       =====       ====              =====     ====


Revenues in the Entertainment market increased 7% in the six months ended March 31, 2000 compared to the six months ended March 31, 1999. This increase relates to the Company's focus on digital broadcast applications.

International sales represented 23% and 27% of total sales for the six months ended March 31, 2000 and 1999. Sales through Silicon Graphics Inc. (SGI) totaled $3.7 million or 25% of total sales for the six-month period ended March 31, 2000, compared to $5.1 million or 31% for the same period last year.

The Company's revenue growth in fiscal 2000 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 47% and 46% for the three-month and six-month periods ended March 31, 2000 compared to 51% for the same periods last year. This decrease in the margin percentage is the result of an unfavorable mix of products combined with the impact of spreading fixed manufacturing cost over a lower sales volume. Gross profit margins are highly dependent on the Company's ability to transition to new generation disk drives and to manage the rapid decline in disk drive prices. The Company anticipates fiscal 2000 gross profit, as a percentage of net sales, to continue in the high forty percent range.

Research and development expenses decreased $36,000 and $288,000 for the three months and six months ended March 31, 2000 as compared to the same period last fiscal year, primarily due to reduction in the use of outside consultants and prototypes between periods. The Company expects that research and development expenses in fiscal 2000 will increase from the current levels as headcount is added and prototype expenses are incurred.

Sales and marketing expenses increased $468,000, or 21%, for the current quarter as compared to the same quarter of last year and $700,000, or 16%, for the six months ended March 31, 2000 as compared to the same period last fiscal year primarily due to the addition of headcount. The Company expects that sales and marketing expenses in Fiscal 2000 will increase with the addition of headcount.

General and administrative expenses decreased $294,000 and $425,000 for the three months and six months ended March 31, 2000 as compared to the same periods last fiscal year. These decreases reflect collection of previously reserved accounts as well as reduced compensation expense.

Other Income of $454,000 and $926,000 for the three-month and six-month periods ended March 31, 2000 increased 8% and 10% compared to the same periods last year due to higher interest rates and interest income on higher average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash, cash equivalents and marketable securities totaling $35.4 million compared to $35.9 million at the end of fiscal 1999.

Cash flows from operating activities were $.2 million for the six months ended March 31, 2000 compared to $3.6 million for the same period last year. The Company made capital expenditures totaling $.7 million during the six months ended March 31, 2000 compared to $1.1 million for the same period in the prior year. The Company anticipates that capital expenditures for fiscal 2000 will approximate $2 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the six months ended March 31, 2000, 25,000 shares of common stock were purchased for $262,500. The remaining authorization as of March 31, 2000 is for $.5 million.

Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 2000.


FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements relate to levels of future sales and expenditures and imply continued financial improvement. Because of numerous risks and uncertainties in the Company's business activity, actual results could differ materially from those implied. Investors should consider: the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog; and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring in the last month and weeks of a quarter. For a more complete description, see "Forward-looking Information" under Management's Discussion and Analysis included in the Annual Report for the year ended September 30, 1999.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
          (a)   Exhibits
                27 - Financial Data Schedule (filed in electronic format only)
          (b)   No report on Form 8-K was filed during the quarter ended
                March 31, 2000.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CIPRICO INC.


Dated:  May 4, 2000           /s/  Robert H. Kill
                              -------------------------------------------------
                              Robert H. Kill, President
                              (Principal Executive Officer)


Dated:  May 4, 2000           /s/  Joan K. Berg
                              -------------------------------------------------
                              Joan K. Berg, Vice President of
                              Finance/Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit Number        Description
--------------        -----------
    27                Financial Data Schedule
                      (filed in electronic format only)