Form 10-Q
period 2000-06-30
CIPRICO INC
filed 2000-08-11
CIK 720145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q



[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the Quarter Ended June 30, 2000

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

                                 Yes X No _____

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of July 28, 2000 was 5,017,643 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                        Page

PART I     Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
           June 30, 2000 and September 30, 1999                           3

           Condensed Consolidated Statements of Earnings for Three and
           Nine Months Ended June 30, 2000 and 1999                       4

           Condensed Consolidated Statements of Cash Flows for
           Nine Months Ended June 30, 2000 and 1999                       5

           Notes to Condensed Consolidated Financial Statements          6-7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            8-9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    10

PART II    Other Information

Item 6.    Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(In thousands)                                                June 30,                  September 30,
                                                                2000                         1999
                                                                ----                         ----
ASSETS
Current assets:
     Cash and cash equivalents                              $    2,951                   $    3,539
     Marketable securities                                      21,869                       23,363
     Accounts receivable, less allowance                         7,532                        6,962
     Inventories                                                 4,681                        4,603
     Deferred income taxes                                       1,155                        1,155
     Other current assets                                          536                          455
                                                            ----------                   ----------
         Total current assets                                   38,724                       40,077
Property and equipment, net                                      3,218                        3,743
Marketable securities                                           10,079                        9,003
Other assets                                                       410                          415
                                                            ----------                   ----------
         Total assets                                       $   52,431                   $   53,238
                                                            ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $    2,603                   $    2,641
     Accrued expenses                                            1,634                        2,063
     Deferred revenue                                              520                        1,244
                                                            ----------                   ----------
         Total current liabilities                               4,757                        5,948

Shareholders' equity:
     Capital stock                                                  50                           49
     Additional paid-in capital                                 36,083                       35,929
     Retained earnings                                          11,621                       11,409
     Deferred compensation from restricted stock                   (80)                         (97)
                                                            ----------                   ----------
         Total shareholders' equity                             47,674                       47,290
                                                            ----------                   ----------
         Total liabilities and shareholders' equity         $   52,431                   $   53,238
                                                            ==========                   ==========



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



(In thousands except                                            Three Months Ended                    Nine Months Ended
per share amounts)                                                   June 30,                               June 30,
                                                                     --------                               --------
                                                                   2000         1999                  2000         1999
                                                               --------     --------              --------     --------
NET SALES                                                      $  9,742     $  9,108              $ 24,780     $ 25,497
Cost of sales                                                     5,390        4,455                13,482       12,506
                                                               --------     --------              --------     --------
GROSS PROFIT                                                      4,352        4,653                11,298       12,991

OPERATING EXPENSES:
     Research and development expenses                            1,202          942                 3,115        3,143
     Sales and marketing expenses                                 2,775        2,401                 7,791        6,717
     General and administrative expenses                            429          765                 1,447        2,208
                                                               --------     --------              --------     --------
         Total operating expenses                                 4,406        4,108                12,353       12,068
                                                               --------     --------              --------     --------
INCOME (LOSS) FROM OPERATIONS                                       (54)         545                (1,055)         923
Other income, primarily interest                                    451          458                 1,377        1,302
                                                               --------     --------              --------     --------
INCOME BEFORE INCOME TAXES                                          397        1,003                   322        2,225
Income tax expense                                                  135          339                   109          757
                                                               --------     --------              --------     --------
NET INCOME                                                     $    262     $    664              $    213     $  1,468
                                                               ========     ========              ========     ========
Shares used to calculate net earnings per share:
     Basic                                                        4,990        4,918                 4,977        4,905
     Diluted                                                      5,057        5,002                 5,074        5,000

NET EARNINGS PER SHARE - BASIC                                 $    .05     $    .14              $    .04     $    .30
                                                               ========     ========              ========     ========

NET EARNINGS PER SHARE - DILUTED                               $    .05     $    .13              $    .04     $    .29
                                                               ========     ========              ========     ========



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(In thousands)                                                            Nine Months Ended
                                                                              June 30,
                                                                              --------
                                                                        2000                  1999
                                                                   ---------            ----------
Cash flows from operating activities:
     Net income                                                   $      213            $    1,468
     Depreciation and amortization                                     1,910                 1,949
     Changes in operating assets and liabilities                      (1,920)                1,313
                                                                  ----------            ----------
NET CASH FLOWS PROVIDED BY OPERATING
     ACTIVITIES                                                          203                 4,730
                                                                  ----------            ----------

Cash flows from investing activities:
     Equipment purchases                                              (1,351)               (1,403)
     Purchases of marketable securities                              (35,069)              (47,473)
     Proceeds from sale or maturity of marketable
        securities                                                    35,487                39,053
                                                                  ----------            ----------
NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                               (933)               (9,823)
                                                                  ----------            ----------
Cash flows from financing activities:
     Repurchase of common stock                                         (263)               (1,041)
     Proceeds from issuance of common stock                              405                   486
                                                                  ----------            ----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                142                  (555)
                                                                  ----------            ----------

Net increase (decrease) in cash and cash equivalents                    (588)               (5,648)

Cash and cash equivalents at beginning of period                       3,539                 9,030
                                                                  ----------            ----------

Cash and cash equivalents at end of period                             2,951                 3,382

Marketable securities, current                                        21,869                23,373
Marketable securities, long-term                                      10,079                 9,008
                                                                  ----------            ----------

Total cash and marketable securities                              $   34,899            $   35,763
                                                                  ==========            ==========



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 1999.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B - MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities. At June 30, 2000 and September 30, 1999, amortized cost approximates fair value of held-to-maturity investments, which consist of the following:

(In thousands)                           June 30,        September 30,
                                             2000                1999
                                       ----------        ------------
Current marketable securities:
     Commercial Paper                  $   12,869         $    14,854
     U.S. Government Agencies               9,000               8,509
                                       ----------         -----------
                                           21,869              23,363
Non-current marketable securities:
      Commercial Paper                      6,076                 -0-
     U.S. Government Agencies               4,003               9,003
                                       ----------         -----------
                                           10,079               9,003

                                       $   31,948         $    32,366
                                       ==========         ===========


NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of June 30, 2000, 517,900 shares of common stock have been repurchased for $5.6 million.

NOTE D - NET EARNINGS PER SHARE

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended June 30, 2000 and 1999, 66,997 and 84,291 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 563,500 and 592,452 shares of common stock with a weighted average exercise price of $13.32 were outstanding at June 30, 2000 and 1999, but were excluded from the computation of common share equivalents for the three-month periods because they were antidilutive. For the nine months ended June 30, 2000 and 1999, 96,948 and 95,045 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 494,500 and 696,952 shares of common stock with a weighted average exercise price of $13.67 and $12.56 were outstanding at June 30, 2000 and 1999, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive.

NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales for the nine months ended June 30, 2000 and 1999 by geographic area. The Company has no material long-lived assets outside of the United States.

(In thousands)
                                    2000                               1999
                               ---------                          ---------
Geographic Area
North America                  $  18,535                          $  19,162
Europe                             2,528                              3,483
Japan                              1,914                              1,605
Other foreign                      1,803                              1,247
                               ---------                          ---------
                               $  24,780                          $  25,497
                               =========                          =========

Sales to one customer accounted for 29% and 31% of the total sales for the nine months ended June 30, 2000 and 1999 respectively.

                          CIPRICO INC. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2000 Compared to Three and Nine Months Ended June 30, 1999

Net sales for the three-month period ended June 30, 2000 increased 7% to $9.7 million compared to $9.1 million for the same period last year. For the nine-month period ended June 30, 2000, net sales decreased 3% to $24.8 million compared to $25.5 million for the same prior year period. The decrease is primarily attributable to a decrease in sales in the Geospatial Imaging Market where the timing of large orders impacts quarterly results. Sales in the Company's key markets for the nine-month period ending June 30, 2000 are shown in the chart below (in millions).

Market                     2000     % of Total        1999    % of Total
------                     ----     ----------        ----    ----------
Entertainment             $11.3          46%          $10.4        41%
Geospatial Imaging          8.9          36            10.4        41
Other                       4.6          18             4.7        18
                          -----         ---           -----       ---
                          $24.8         100%          $25.5       100%
                          =====         ====          =====       ====

Revenues in the Entertainment market increased 9% in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. This increase relates to the Company's continued focus on digital broadcast applications.

International sales represented 26% and 25% of total sales for the nine months ended June 30, 2000 and 1999. Sales through Silicon Graphics Inc. (SGI) totaled $7.1 million or 29% of total sales for the nine-month period ended June 30, 2000, compared to $7.9 million or 31% for the same period last year.

The Company's revenue growth in fiscal 2000 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 45% and 46% for the three-month and nine-month periods ended June 30, 2000 compared to 51% for the same periods last year. This decrease in the margin percentage results from lower margins on our new products and an unfavorable channel and market mix. The faster transition to increasing sizes of disk drives this year has also impacted our ability to reduce the cost of disk drives this year. The Company expects to experience continued pressure on gross profit margins until the cost of new products is reduced.

Research and development expenses increased $260,000 for the three months ended June 30, 2000 as compared to the same quarter of last year, primarily the result of increased compensation and prototype expense. Research and development expense for the nine months ended June 30, 2000 approximates the expense for the nine month period ended June 30, 1999. The Company expects that research and development expenses in fiscal 2000 will increase from the current levels as headcount is added and increased prototype expenses are incurred.

Sales and marketing expenses increased $374,000, or 16%, for the current quarter as compared to the same quarter of last year and $1,074,000, or 16%, for the nine months ended June 30, 2000 as compared to the same period last fiscal year primarily due to the addition of headcount. The Company expects that sales and marketing expenses in Fiscal 2000 will continue to increase with additional headcount.

General and administrative expenses decreased $336,000 and $761,000 for the three months and nine months ended June 30, 2000 as compared to the same periods last fiscal year. These decreases reflect collection of previously reserved accounts as well as reduced compensation expense.

Other Income of $451,000 for the three-month period ended June 30, 2000 decreased $7,000 from the same period of last year due to lower average cash balances. Other Income of $1,377,000 for the nine-month period ended June 30, 2000 increased 6% compared to the same period last year due to higher interest rates this year compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash, cash equivalents and marketable securities totaling $34.9 million compared to $35.9 million at the end of fiscal 1999.

Cash flows from operating activities were $.2 million for the nine months ended June 30, 2000 compared to $4.7 million for the same period last year. The Company made capital expenditures totaling $1.4 million during the nine months ended June 30, 2000 and 1999. The Company anticipates that capital expenditures for fiscal 2000 will approximate $2 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. During the nine months ended June 30, 2000, 25,000 shares of common stock were purchased for $262,500. The remaining authorization as of June 30, 2000 is for $.5 million.

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

                          CIPRICO INC. AND SUBSIDIARIES
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company invests its excess cash in commercial paper and highly rated U.S. government agencies. All investments are held-to-maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company's foreign subsidiaries, Ciprico International Limited and Ciprico Asia-Pacific Inc., are denoted in pound sterling and yen, respectively. The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
            (a)   Exhibits
                  27 - Financial Data Schedule (filed in electronic format only)
            (b)   No report on Form 8-K was filed during the quarter ended
                  June 30, 2000.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CIPRICO INC.


Dated:  August 4, 2000            /s/  Robert H. Kill
                                  Robert H. Kill, President
                                  (Principal Executive Officer)


Dated:  August 4, 2000            /s/  Joan K. Berg
                                  Joan K. Berg, Vice President of
                                  Finance/Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                          CIPRICO INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


           Exhibit Number            Description
           --------------            -----------
                27                   Financial Data Schedule
                                     (filed in electronic format only)