Form 10-K
period 2000-09-30
CIPRICO INC
filed 2000-12-21
CIK 720145

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
September 30, 2000                                   Commission File No. 0-11336

                                   ----------

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

                                   ----------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock

                                   ----------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     --- ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                                   ----------

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 11, 2000 was approximately $38,124,141 (based upon the last sale price of the Registrant's Common Stock on such date).

Shares of Common Stock outstanding at December 11, 2000: 5,037,459 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000 are incorporated by reference in Part II and portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.


================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Ciprico Inc. and its subsidiaries design, manufacture and market high-performance, direct-attached and networked storage solutions, including intelligent disk array hardware, software and services. Our storage solutions are designed for visual computing applications ranging from high speed image data capture, through processing and analysis, to real-time playback at sustained performance levels. Our products are compatible with industry standard architectures enabling users to interface with the primary open architecture computing platforms found in the visual computing market designed by Silicon Graphics, Inc. ("Silicon Graphics" or "SGI"), Sun Microsystems, Inc., Hewlett-Packard Company, IBM Corporation and Apple Computer, Inc. We are ISO 9001 certified, an international quality standard.

         We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983. Until September 1980, substantially all of our revenues were generated from engineering consulting services provided to manufacturers and end users of computer systems. We began development of controller based products in January 1980 and shipped our first controller product in September of the same year. Our business is now focused on storage solutions and controller board products do not represent a significant portion of our sales.

         In late 1990 we introduced for sale our first RAID (redundant array of independent disks). Since then, we have continued to advance disk storage controller and storage management with new product introductions. Our disk arrays are designed to meet the demanding data transfer rate, storage capacity and data redundancy needs of the visual computing market. Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three dimensional images and other images. Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods. Our targeted market segments include Entertainment and Media, Government and Military, Internet Streaming of Video Content, Geosciences, Medical Imaging and Digital Prepress.

         We now offer the complete range of open disk-based storage solutions for high performance visual imaging applications. This includes RAID 3 for bandwidth, RAID 4 for high bandwidth streaming, and RAID 5 for high input/output (I/O) oriented uses. We also provide Storage Area Networking (SAN) solutions, focused on the networking of demanding visual workgroup applications. We believe the maximum value comes to our customers through our product design and product performance, combined with an exceptional system engineering and customer service focus on our image-oriented markets.

         Statements in this Form 10-K that are forward-looking involve risks and uncertainties. Our actual results could differ materially from those expressed in any forward-looking statements. For a discussion of these risks and uncertainties, see "Management's Discussion and Analysis--Forward-Looking Information."

NARRATIVE DESCRIPTION OF BUSINESS

 (1)     PRODUCTS AND SERVICES.

         Our product line consists mainly of disk arrays. We design, develop and manufacture all of our disk array products to operate at peak performance levels while maintaining connectivity consistent within industry standards. The controller board, internal packaging, component integration and cabinet design are a result of our engineering expertise. Disk drives and power supplies are mounted on easily removable shuttles which make replacements simple.

         We introduced our first generation RAID 3 disk array product in 1990. Since then, we have introduced several new disk array products to meet the changing needs of our customers. We now offer customers a choice of several different series of disk arrays depending on their needs. Prices for our disk arrays generally range from a list price of $14,000 to $65,000 per disk array depending on the features selected by the customer. Applications may require one or several disk arrays.

         6900 Series. Introduced in 1996, our 6900 Series disk arrays use the SCSI peripheral interface standard UltraSCSI. While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 MBs per second, twice the speed of Fast Wide SCSI-2. Before the introduction of UltraSCSI, multiple disk arrays had to be striped together to increase transfer rates. With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second. Our 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 72 gigabytes (GB) to 587 GB. The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

         6500 Series. The 6500 Series of disk arrays, targeted at entry-level or low-cost application environments, began shipping in the fall of 1996. The 6500 Series utilizes the UltraSCSI interface, offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. Unlike our 6900 and 7000 products, the 6500 product uses ATA disk drives (also known as IDE disk drives) internally. ATA disk drives are most commonly found in personal computers. Use of these drives enables us to offer a low-cost solution to customers while meeting their performance, data redundancy and cost requirements. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 80 to 600 GB. The 6500 Series can be striped or daisy-chained together for additional capacity.

         7000 Fibre Channel Series. In fiscal 1997, we began shipping our 7000 Series disk array, the industry's first disk array to offer a host interface compatible with full speed Fibre Channel. Fibre Channel is the fastest interface currently available. The 7000 Series offers a peak transfer rate of 100 MB per second and a sustained transfer rate in excess of 90 MB per second. This disk array is capable of transferring uncompressed video images in real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel. The storage capacities supported by the 7000 Series disk arrays range from 144

GB to 587 GB. A total rack system storage capacity can grow to over 4 terabytes with only seven arrays. The 7000 Series has hot swap disk drives, power supplies and fans.

         FibreSTORE Products. We announced our new family of RAID disk arrays in 1998. The initial member of the family, the FibreSTORE JBOD (just a bunch of drives) began shipping in December 1998. It features full Fibre Channel connectivity between the disk drives as well as to the host computer, full dual loop Fibre Channel connections and redundant power supplies and fans. Configurations of up to seven FibreSTORE enclosures containing up to 63 Fibre Channel disk drives have been fully tested and supported. FibreSTORE offers the performance features of Fibre Channel for applications that do not require RAID protection.

         The second member of the family, FibreSTORE RAID was introduced in October 1999. FibreSTORE RAID adds data redundancy features to FibreSTORE insuring uninterrupted data availability at full performance levels and service without disruption. The new FibreSTORE RAID system can be configured with single or dual RAID controllers and up to 4.1 terabytes of Fibre Channel disk storage in a single rack. Each controller is a fully independent, caching controller designed to give optimum performance in data streaming applications such as digital video and multiple stream video playback. It is designed to deliver continuous, sustainable data rates at close to 200 MB per second with the dual controller option.

         NETarray Storage Arrays. In June, 2000, we began shipping the NETarray 1000 JBOD. This product features full Fibre Channel connectivity between the disk drives and the host computer. Designed for both high performance and high level redundancy, the NETarray 1000 has full dual loop Fibre Channel connections, redundant power supplies and redundant fans, with no active components on its backplane. It utilizes standard networking industry protocols to manage the storage via Ethernet or Internet connections, maximizing bandwidth for storage reading and writing operations. The NETarray 1000 also delivers industry leading storage density, with 730 Gigabytes of storage in a single 3U high enclosure.

         In October, 2000, we began shipping the NETarray 1000 RAID array. The NETarray 1000 RAID is a controller system that provides RAID 5 data redundancy to NETarray JBODs. The system can be configured with either single or dual controllers and over 7.3 terabytes of Fibre Channel disk storage in a single rack. Each controller is a fully independent caching controller designed to give optimum performance in applications requiring high I/O data flow, such as Web streaming, rendering, and transaction processing.

         Software Utilities. We qualify all of our disk array products with popular host adapters for standard platforms to optimize compatibility with its customer's systems. For each of the popular host computers and operating systems, we develop and test interface adapter and utility software packages to enable the disk arrays to be conveniently connected by the customer. The current packages include:

         Spectra Series. We have developed, in cooperation with Silicon Graphics, Inc. ("SGI") the Spectra Series to work with Silicon Graphics platforms. The 6500, 6900 and 7000 Series of disk arrays may all be ordered as a Spectra package. Included in the Spectra package is a Ciprico disk array, an adapter for certain models, and a set of software utilities. These graphical user interface-based utilities were written by us to facilitate and simplify the installation and use of our disk array with a Silicon Graphics platform.

         Halo Series. We have developed the Halo Series to work with Sun Microsystems UltraSPARC product line. Currently, only the 7000 Series disk array may be ordered as a Halo package, with other disk arrays to be offered as market needs arise. Included in the Halo package is a Ciprico 7000 disk array, the Fibre Channel adapter card, inter-connect cables, and an extensive GUI-based set of software utilities for easy configuration and monitoring of disk array performance.

         RaidiaNT Series. RaidiaNT is a packaged, fully-integrated hardware/software RAID disk array storage solution for the NT environment. Based on our 7000 Series of Fibre Channel RAID disk arrays, the package includes all components necessary to take advantage of the performance of full-speed Fibre Channel, including a PCI to Fibre Channel adapter and a graphical user interface
(GUI) utility package. The 7000 product has been certified as Windows NT compatible by Microsoft Corporation.

         Storage Manager. Our Storage Manager utility, a JAVA-based platform, is available for FibreSTORE Series and also our NETarray products. This software utility package is our latest offering that is compatible with Solaris, Irix and NT operating systems. No separate utilities packages are needed. Remote monitoring, event notification and storage configuration capabilities enable the user to manage and configure the data for a wide variety of operating systems more easily than in previous utility packages.

         Controllers. Sales of controller boards represented approximately 4% of sales for fiscal 2000. We expect sales of controllers to represent a decreasing percentage of net sales in the future.

         Storage Area Networks. Crossing all of our vertical markets is the emerging market for Storage Area Networks (SAN). A SAN is a technology that allows multiple workstations and/or file servers to directly access common, shared storage devices. This is in contrast to the traditional client-server storage paradigm in which a storage device is dedicated to a single file server. SANs utilize a Fibre Channel based, networking infrastructure that provides a number of benefits over traditional simple server-attached storage. These benefits include providing the same high performance storage pool across a number of users, centralized management of the storage, higher productivity, and the ability to seamlessly add increased storage. Our applications include digital broadcast editing, video and audio streaming, film post production, and government.

         As an extension of our product offerings, we offer our customers professional services for SAN solutions. Our services involve the integration of diverse components beyond Ciprico storage devices such as tape storage devices, storage management software, network management products and Fibre Channel products. Through our group of sales systems engineers, we help customers evaluate, analyze, install, manage and grow data centers and storage networks. We believe this value-added professional service assists customers in installing and managing data centers and storage networks better than they could on their own. Our product implementation planning and turn-key installations bolster sales of our products and can enhance our gross profit margins.

         To provide these SAN solutions, we work with other storage industry vendors such as Brocade Communications and ADIC by implementing their products as part of the overall solution to meet the needs of our customers. We seek to strengthen our relationships with existing strategic partners and develop new partnerships with leading vendors in the SAN market to offer additional products that are complimentary to our products.

         TECHNICAL SUPPORT.

         We provide our customers with ongoing technical assistance and a variety of spare parts programs to assure failures are identified and repairs are made quickly. Our Advantage Support Program allows the customer to choose which spares they will use for disk array support. The Safety Net Spares Program provides for critical spare parts located at the customer's site, while other spare parts are available upon request with next-day delivery. Our Hot Spares Program allows the customer to select and purchase on site spare components to support their production environment and purchase a hot spares service option that provides the customer with delivery of replacement parts from an authorized Ciprico parts depot. Depots are currently located in Minneapolis, Los Angeles, Amsterdam, Tokyo and Singapore. All service options provide training for the customer's technicians and access to our telephone support services. Telephone support specialists are available 24 hours per day, 7 days per week through our toll-free help line for the U.S., Canada and selected international locations. Technical support is also available through the Ciprico Web-site, www.ciprico.com.

         We also provide a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of three years from the date of shipment to customers. Extended warranty and maintenance services are also offered to customers in addition to the primary warranty. All repair work for our products is presently done at our manufacturing facility in Plymouth, Minnesota.

(2)      MARKETING AND DISTRIBUTION.

         MARKETS.

         Our market focus is visual computing applications. Within the visual computing market, our primary focus is on applications in Entertainment and Media, Government and Military and Internet Video Streaming. In addition, we have historically sold in other markets such as Geosciences, Medical Imaging and Digital Prepress. In each of these markets, we focus on uses where our customers need high bandwidth, high I/O, or combinations of both to meet their application needs.

         Entertainment and Media. This market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback, using digital technology instead of linear film and video tape. This industry includes movie studios, post-production houses and video production facilities. Applications within this market have traditionally included applications such as 3D animation, special effects, film restoration and editing. Film and video production requires extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen.

         An emerging segment of the entertainment market is the digital broadcast market, with the new high definition television (HDTV) standards mandated in the United States. Broadcast and video services applications require very high bandwidth to supply many simultaneous video streams to multiple users and there can be no interruptions in service, which cause dead air time. With images stored as data, new applications for storage devices within the television broadcast segment will include electronic news gathering, commercial and promotional insertion and TV broadcast. Digital broadcast markets will also include such applications as campus and distance learning, movies on demand and in-flight entertainment systems.

         Government and Military. This market segment consists of commercial companies and military and government agencies that capture, archive and review imagery data collected from airborne or space-based satellite sensors using imagery in training, simulation and mission planning, or process imagery or data, sometimes in demanding operating conditions. Applications where our disk arrays are best suited include: data capture, image processing and archiving, and mission planning and rehearsal. Data capture is the process of collecting the imagery data, either by use of an imaging satellite or an aircraft equipped with imaging capabilities. A single image frame ranges from a few megabytes up to 14 gigabytes in size, with the data capture phase requiring the collection of hundreds of frames per day. In the case of satellite based imagery sensors, our disk arrays are used at the supporting ground stations. As the satellite passes overhead of the groundstation, the data is downlinked at very high data rates. For airborne applications, our arrays are on-board the aircraft and the imagery data is also captured at a very high rate. In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users. Once processed, the imagery data is stored into digital asset management databases for fast query and retrieval. These databases often reach multiple terabytes in size and require the high bandwidth performance our disk arrays provide. In the mission planning and rehearsal application, imagery data is fused with other battlefield information to enable military commanders to view 3D maps of the areas of interest, and assist them in their mission planning efforts. Mission rehearsal allows preview and rehearsal of a mission using high resolution 3D imagery data sets of the area of interest prior to the actual execution of a mission.

         Internet Video Streaming. This is an evolving market which includes developers and distributors of Web-based media, that are involved with the delivery of thousands of streams and supporting multiple compression rates and file formats. The market demands storage solutions that deliver a high number of image streams, while closely matching storage investments to business model growth. We believe our storage, application, and SAN expertise demonstrated in the digital broadcast applications will provide many benefits to our customers in the Internet Video Streaming market. While a key area of focus, we do not anticipate significant revenue from this market during fiscal 2001.

         Other Markets. Our products are also used in applications in the geosciences, medical imaging and digital prepress markets. Within the medical imaging market segment, applications for our disk arrays include diagnostic imaging, picture archival communication systems and 3-D imaging applications. When a patient is undergoing an image acquisition procedure, imaging systems need to capture and display image data 100% of the time. Our disk arrays provide the performance and redundancy that is required for these medical applications.

         The geosciences market segment is comprised mainly of major oil and gas exploration companies. This market segment has undergone dramatic changes in recent years with the introduction of 3D and 4D (motion) technology. Seismic data is typically generated by detonating an explosive charge, sending shock vibrations beneath the earth's surface, which reflect off underground geological formations. The seismic data, which can be measured in terabytes (1,000 GB), is recorded, processed to about one-tenth of its original data size and stored digitally. The processing and interpretation of the seismic data may take days or even weeks, during which time our disk array's redundancy features are critical should a disk drive or power supply fail. By using high performance workstations and disk arrays, the seismic information can be displayed through 3D images representing underground geological formations, enabling the exploration company to locate oil fields and determine optimal drilling sites.

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

DISTRIBUTION.

         We have identified segments of the visual computing market and allocated marketing resources to support its principal market segments. Market managers with an in-depth understanding of the market applications develop a comprehensive marketing plan tailored to the needs of each market segment, including market and promotional strategy. In addition, we rely on our experienced system engineers to support our marketing and sales efforts.

         Our products are sold principally through a direct sales force, although we do have relationships with a limited number of system integrators, and value-added dealers (VADs). Our direct sales organization is primarily responsible for "demand creation" activities and customer development. We have direct sales representatives in the Boston, Dallas, Washington D.C., Minneapolis, Detroit, Northern and Southern California, and the Pacific Northwest sections of North America. We have international sales and service offices in Newbury, England, Singapore and Tokyo.

         As part of our marketing and sales strategy, we enter into relationships with companies who could play an important role in the successful marketing of our products. Our disk arrays are sold to

OEMs for inclusion in their own computer systems, to systems integrators, and large end-users (including government departments and agencies). The initial sales process is complex, requiring interaction with several layers of the customer's organization and extensive technical exchanges as well as product demonstrations. As a result, our typical sales cycle can span up to nine months.

         Ciprico has a relationship with SGI, a manufacturer of computer platforms in the visual computing market, whereby SGI resells Ciprico products. Sales through SGI were $8.2 million in 2000 and $9.1 million in 1999. While we continue to pursue opportunities within our reseller channels, including SGI, our primary focus is on OEM relationships that support open architectures for our storage solutions. As such, we expect our sales through SGI, in both absolute dollars and as a percentage of sales, to decline in the future.

(3)      STATUS OF NEW PRODUCTS.

         See item (10) below.

(4)      COMPETITION.

         The market for all levels of RAID disk arrays is highly competitive. We compete with other disk array manufacturers, with manufacturers of proprietary integrated computer systems and with systems integrators that market computer systems which contain general purpose RAID disk arrays. Such competitors often offer systems at lower prices than those offered by us and we must compete on the basis of product performance in specific applications. Many of these competitors have greater financial, manufacturing and marketing resources than we do.

         Our ability to compete successfully depends upon our ability to continue to develop high performance products that obtain market acceptance and can be sold at increasingly competitive prices. Although we believe that our RAID disk array products have certain competitive advantages, there can be no assurance that we will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for our products, or that we will not encounter increased price competition for such products which could materially and adversely affect our operating results. Also, our OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than our products, which could materially and adversely affect our operating results.

(5)      SOURCES AND AVAILABILITY OF RAW MATERIALS.

         The disk array is comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts. Many of the components are industry standard parts and readily available from many suppliers at competitive prices. Our controller board assemblies are purchased from an ISO 9000, independent board assembly firm which manufactures the assemblies to our specifications. The completed board assembly is received at our plant where it is subject to test procedures to insure product performance, reliability and quality. The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available. We have strategic partners with whom we work closely to fill these needs. Our principal suppliers are Arrow Electronics, Inc., Bell Microproducts, Inc., MCMS, Inc. and Du Fresne Manufacturing Co.

         We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for our products are available from numerous sources at competitive prices, certain of the disk drives used in our products are presently purchased by us from a single source. Furthermore, because of increased industry demand for many of those components, their manufacturers may, from time to time, not be able to make delivery on orders on a timely basis. In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us.

         We have no long-term supply contracts. There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require. If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases and adversely affect our operating results.

         Our assembly operations are ISO 9001 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required. The sophisticated nature of our products does, however, require extensive testing by skilled personnel. We utilize specialized testing equipment and maintain an internal test engineering group to provide this product support.

(6)      CUSTOMER DEPENDENCE.

         Our products are sold to a broad base of customers. As a percentage of sales, SGI represented 25% in 2000, 27% in 1999 and 37% in 1998. A customer in the geospatial imaging market, a department of the U.S. Navy, made up 8%, 13%, and 8% of net sales in 2000, 1999 and 1998, respectively.

(7)      PATENTS AND TRADEMARKS.

         We have no patents, and do not consider ownership of patents to be material to our business. We believe that the rapidly changing technology in the computer industry makes our future success dependent more on the technical competence and creative skills of our personnel than on any patents we may be able to obtain. However, protection of our proprietary hardware, firmware and software is very important to us. We rely upon trade secrecy and confidentiality agreements with our employees and customers, rather than on patent or copyright protection, to preserve our intellectual property rights in this material. We have obtained federal registrations for the trademarks Ciprico(R), and Spectra 6000(R) and have registrations pending for trademarks for FibreSTORE(TM), StorBridge(TM) and SANity(TM).

(8)      BACKLOG AND GOVERNMENT APPROVALS.

         We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results. As of September 30, 2000, we had $247,000 in backlog which is scheduled to ship in fiscal 2001. We are not required to obtain government approval of our products.

(9)      EFFECT OF GOVERNMENT REGULATIONS.

         We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

(10)     RESEARCH AND NEW PRODUCT DEVELOPMENT.

         We operate in an industry subject to rapid technological change. Our goals in research and development are to develop leading edge products that adhere to industry standards. Our ability to achieve this goal is largely dependent upon our ability to anticipate and respond to change. We use engineering design teams that work cross-functionally with marketing managers, system engineers and customers to develop products and product enhancements. Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor off-the-shelf disk drives to ensure the quality and performance of the disk drives integrated into our disk arrays. As part of its development strategy, we actively seek available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.

         Our research and development efforts have been successful as demonstrated by such accomplishments as offering the first RAID 3 disk array to achieve real-time playback of uncompressed video, and the first and only RAID 3 provider to be approved for resale by SGI. In 1996, we announced our first product utilizing the new Fibre Channel interface. We invested significant resources in the development of our Fibre Channel disk array and were the first manufacturer to introduce a disk array integrating this new interface. Volume shipments of this product began in November 1996 and continue to be strong. An entirely new family of Fibre Channel products, the FibreSTORE family of digital storage systems, was introduced during fiscal 1999. The system offers flexibility in architecture, performance, fault-tolerance and capacity. With its modular design, FibreSTORE products can be configured with zero, single or dual RAID controllers, power fail cache memory, hot-spare drives and with multiple disk enclosures for multiple terabytes of storage. The high reliability NETarray RAID 5 product was introduced in October 2000, giving Ciprico storage solutions across our visual market customer needs. All Ciprico products are SAN-ready.

         We are continuing to invest in our hardware and software technology, balancing near-term needs and market needs in 2-3 years. Ongoing efforts include development of 2Gb/s Fibre Channel storage arrays for bandwidth and I/O applications. We are developing several storage and storage networking technologies, including Infiniband, Direct Access File System (DAFS), Internet Protocol SCSI (iSCSI) and additional SAN capabilities. Additional areas of focus include extending our own storage management utilities to added storage devices and server platforms, advanced file systems and applications combining clustered server, high performance storage, and networking capabilities

         We invested $4,445,000, $4,056,000, and $4,527,000 in research and development expenses in fiscal 2000, 1999 and 1998, respectively. All of our research and development expenditures are expensed as incurred. At November 30, 2000, we had 30 full-time employees engaged in research and development activities.

         We do not have significant firm orders for our development stage products. There is no assurance that any of our development programs will be completed or that the resulting products, if any, will be marketed successfully.

(11)     ENVIRONMENTAL REGULATION.

         Compliance by us with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

(12)     EMPLOYEES.

         At November 30, 2000, we had 118 full-time employees, of which 20 were engaged in manufacturing, operations and quality assurance, 30 in engineering and research and development, 56 in sales, customer service and professional services and 12 in general management and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

         We believe that the future success of our will depend in part on our ability to attract and retain qualified technical, management and marketing personnel. Such experienced personnel are in great demand, and we must compete for their services with other firms which may be able to offer more favorable benefits.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 36,400 square feet. The lease for this space expires in October 2002. We believes that our existing facilities and equipment are well maintained and in good operating condition. We own most of the equipment used our operations. Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to nor are any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of our executive officers are as follows:

         Name                            Age            Position(s)
         ----                            ---            -----------
         Robert H. Kill                  53             President and Chief Executive Officer

         Stephen R. Hansen               48             Vice President - Strategic Product Development

         Thomas S. Wargolet              37             Vice President - Finance,
                                                           Chief Financial Officer and Secretary

         William C. Hartman              45             Vice President - Marketing and Business Development

         Robert G. Brown                 47             Vice President - Sales

         Officers are elected annually by and serve at the discretion of the Board of Directors. There is no family relationship between the executive officers of the Company.

         Robert H. Kill has been Chief Executive of the Company since January 1996, Chairman of the Board from June 1996 to November 2000, President since March 1988 and a director since September 1987. Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1998 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987. Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his last position being Vice President, Terminals Distribution.

         Stephen R. Hansen was appointed Vice President - Strategic Product Development in November 2000. From September 1998 to November 2000, Mr. Hansen served as Vice President -

Product Development and Operations. Mr. Hansen has been with the Company since June 1989. From 1983 to 1989, he held engineering and management positions with Zycad Corporation, a developer of high performance supercomputers used for simulation of VLSI technology. From 1974 to 1983, he held various research and engineering positions with Control Data Corporation.

         Thomas S. Wargolet, prior to joining the Ciprico in October 2000, was Vice President - Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999. From January 1999 to October 1999 he served as Vice President - Finance and Operations of Vicom, Incorporated, a provider of telecommunications services. From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses. From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President - Finance and Operations of Americable, Inc. (subsidiary of North Start), a distributor of connectivity products. From 1985 to 1989, he was with Arthur Andersen in Minneapolis. Mr. Wargolet is a CPA.

         William C. Hartman was appointed Vice President - Marketing and Business Development in June, 1999. In this position, he is responsible for Marketing, Marketing Communications, Product Management and Customer Service. From June 1998 to June 1999, Mr. Hartman was a Director, Business Development at ADC Telecommunications. From August 1995 to June 1998, Mr. Hartman was a Senior Market Development Manager, ADC Telecommunications.

         Robert G. Brown was appointed Vice President - Sales in May of 1997. From 1984 through 1997, Mr. Brown held various sales and management positions with several groups and subsidiaries of Arrow Electronics, a leading industrial distributor in the United States. Prior to joining Ciprico, Mr. Brown served as Vice President Central Region.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Trading" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to the sections labeled "Selected Consolidated Statements of Operations Data" and "Selected Consolidated Balance Sheet Data" which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis," including disclosure respecting forward-looking information, which appears in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any material, near-term, market rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to the consolidated financial statements, notes thereto and Independent Auditors' Report thereon which appear in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Other than "Executive officers of the Registrant" which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following financial statement schedules.

         (b) Financial Statement Schedules. See Schedule II on page following signatures.

         (c) Reports on Form 8-K.

         No report on Form 8-K was filed by us during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CIPRICO INC.
                                         (the "Registrant")


Date:  December  20, 2000                By /s/ Robert H. Kill
                                            ------------------------------------
                                                Robert H. Kill,  Chief Executive
                                                Offier and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints ROBERT H. KILL and THOMAS S. WARGOLET his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intent and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                                   Title                                    Date
         ---------                                   -----                                    ----
/s/ Robert H. Kill                     President, Chief Executive Officer and          December 20, 2000
----------------------------------     Director (Principal executive officer)
    Robert H. Kill

/s/ Thomas S. Wargolet                 Vice President - Finance and Chief              December 20, 2000
----------------------------------     Financial Officer (Principal
    Thomas S. Wargolet                 financial and accounting officer)

/s/ William N. Wray                    Director                                        December 20, 2000
----------------------------------
    William N. Wray

/s/ Donald H. Soukup                   Director                                        December 20, 2000
----------------------------------
    Donald H. Soukup

/s/ Gary L. Deaner                     Director                                        December 20, 2000
----------------------------------
    Gary L. Deaner

/s/ Bruce J. Bergman                   Director                                        December 20, 2000
----------------------------------
    Bruce J. Bergman

/s/ Thomas F. Burniece                 Director                                        December 20, 2000
----------------------------------
    Thomas F. Burniece

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                           Additions
Column A                                   Column B        Column C                        Column D           Column E
--------                                  ----------      ----------                      ----------       --------------
                                          Balance at      Charged to      Charged to
                                          Beginning       Costs and         Other                          Balance at End
                                          of Period        Expenses        Accounts       Deductions         of Period
Accounts receivable allowance
    September 30, 2000                    $ 545,000        $ 60,000             --       $ (197,000)A        $ 408,000
    September 30, 1999                      277,000         333,000             --          (65,000)A          545,000
    September 30, 1998                      391,000         204,000             --         (318,000)A          277,000

Warranty reserve
    September 30, 2000                      $75,000       $ 148,000             --           $   (0)B         $223,000
    September 30, 1999                      135,000         106,000             --         (166,000)B           75,000
    September 30, 1998                      345,000         232,000             --         (442,000)B          135,000

A - Deductions represent accounts receivable written-off during the year.

B - Deductions represent warranty work performed during the year.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Ciprico Inc.

         In connection with our audit of the consolidated financial statements of Ciprico Inc. and subsidiaries referred to in our report dated November 1, 2000, which is included in the Ciprico Inc. 1999 Annual Report to Shareholders and incorporated by reference in Part III of this form, we have also audited
Schedule II for each of the three years in the period ended September 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP


Minneapolis, Minnesota
November 1, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended                          Commission File No.:  0-11336
September 30, 2000

--------------------------------------------------------------------------------
                                  CIPRICO INC.
--------------------------------------------------------------------------------

Exhibit           Description
-------           -----------

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

----------------

*  Incorporated by reference - Commission File No. 0-11336
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.