Form 10-Q
period 2000-12-31
CIPRICO INC
filed 2001-02-14
CIK 720145

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended December 31, 2000

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

                                2800 CAMPUS DRIVE
                            PLYMOUTH, MINNESOTA 55441
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (763) 551-4000

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

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 9, 2001 was 5,040,923 shares.

                          CIPRICO INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                                        Page

PART I            Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at
                  December 31, 2000 and September 30, 2000                                                3

                  Condensed Consolidated Statements of Operations for Three
                  Months Ended December 31, 2000 and 1999                                                 4

                  Condensed Consolidated Statements of Cash Flows for
                  Three Months Ended December 31, 2000 and 1999                                           5

                  Notes to Condensed Consolidated Financial Statements                                   6-7

Item 2.           Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                                     8-9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                             10

PART II           Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                       11

SIGNATURES                                                                                               12

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                          CIPRICO INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                         December 31,      September 30,
                                                           2000              2000
                                                       ------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                         $      1,677      $      3,496
     Marketable securities                                   21,876            21,867
     Accounts receivable, less allowance                      5,193             5,532
     Inventories                                              6,271             5,760
     Deferred income taxes                                      984               898
     Other current assets                                       679               584
                                                       ------------      ------------
         Total current assets                                36,680            38,137
Property and equipment, net                                   3,052             3,011
Marketable securities                                        10,080            10,070
Other assets                                                    555               563
                                                       ------------      ------------
                                                       $     50,367      $     51,781
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $      1,585      $      2,785
     Accrued expenses                                         1,135             1,322
     Deferred revenue                                           436               387
                                                       ------------      ------------
         Total current liabilities                            3,156             4,494

Shareholders' equity:
     Capital stock                                               51                50
     Additional paid-in capital                              36,194            36,197
     Retained earnings                                       11,014            11,100
     Deferred compensation from restricted stock                (48)              (60)
                                                       ------------      ------------
         Total shareholders' equity                          47,211            47,287
                                                       ------------      ------------
                                                       $     50,367      $     51,781
                                                       ============      ============



See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except                                    Three Months Ended
per share amounts)                                          December 31,
                                                     --------------------------

                                                        2000            1999
                                                     ----------      ----------

NET SALES                                            $    9,066      $    6,847
Cost of sales                                             5,210           3,737
                                                     ----------      ----------

GROSS PROFIT                                              3,856           3,110

OPERATING EXPENSES:
     Research and development                             1,234             888
     Sales and marketing                                  2,705           2,314
     General and administrative                             614             545
                                                     ----------      ----------
         Total operating expenses                         4,553           3,747
                                                     ----------      ----------

LOSS FROM OPERATIONS                                       (697)           (637)
Other income, primarily interest                            567             472
                                                     ----------      ----------

LOSS BEFORE INCOME TAXES                                   (130)           (165)
Income tax benefit                                          (44)            (56)
                                                     ----------      ----------
NET LOSS                                             $      (86)     $     (109)
                                                     ==========      ==========

Shares used to calculate net loss per share:
     Basic                                                5,041           4,958
     Diluted                                              5,041           4,958

NET LOSS PER SHARE - BASIC                           $     (.02)     $     (.02)
                                                     ==========      ==========

NET LOSS PER SHARE - DILUTED                         $     (.02)     $     (.02)
                                                     ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                                 Three Months Ended
                                                                  December 31,
                                                           --------------------------

                                                              2000            1999
                                                           ----------      ----------

Cash flows for operating activities:
     Net income (loss)                                     $      (86)     $     (109)
     Depreciation and amortization                                542             672
     Changes in operating assets and liabilities               (1,760)           (878)
                                                           ----------      ----------

NET CASH FLOWS USED IN OPERATING
     ACTIVITIES                                                (1,304)           (315)
                                                           ----------      ----------

Cash flows for investing activities:
     Equipment purchases                                         (583)           (383)
     Purchases of marketable securities                       (11,337)         (8,903)
     Proceeds from sale or maturity of marketable
        securities                                             11,318           8,864
                                                           ----------      ----------

NET CASH FLOWS USED IN
     INVESTING ACTIVITIES                                        (602)           (422)
                                                           ----------      ----------

Cash flows from financing activities:
     Repurchase of common stock                                    --              --
     Proceeds from issuance of common stock                        87             114
                                                           ----------      ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    87             114
                                                           ----------      ----------

Net decrease in cash and cash equivalents                      (1,819)           (623)

Cash and cash equivalents at beginning of period                3,496           3,539
                                                           ----------      ----------

Cash and cash equivalents at end of period                      1,677           2,916

Marketable securities, current                                 21,876          24,902
Marketable securities, long-term                               10,080           7,503
                                                           ----------      ----------

Total cash and marketable securities                       $   33,633      $   35,321
                                                           ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                          CIPRICO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for fiscal 2000.

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

At December 31, 2000 and September 30, 2000, amortized cost approximates fair value of held-to-maturity investments, which consist of the following:

(In thousands)                                   December 31,     September 30,
                                                     2000              2000
                                                 ------------     -------------
Current marketable securities:
     Commercial Paper                            $     14,375     $     12,866
     U.S. Government Agencies                           7,501            9,001
                                                 ------------     ------------
                                                       21,876           21,867
Non-current marketable securities:
     Commercial Paper                                   4,580            6,065
     U.S. Government Agencies                           5,500            4,005
                                                 ------------     ------------
                                                       10,080           10,070

                                                 $     31,956     $     31,937
                                                 ============     ============

NOTE C - SHAREHOLDERS' EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of December 31, 2000, 517,900 shares of common stock have been repurchased for approximately $5.5 million. There were no shares repurchased during the quarter.

NOTE D - NET EARNINGS PER SHARE

The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month periods ended December 31, 2000 and 1999, common stock equivalents of 14,392 and 122,198, respectively, were excluded in the computation of the net loss per share since they were antidilutive. Options to purchase 848,238 and 953,037 shares of common stock with a weighted average exercise price of $11.88 and $10.98 were outstanding at December 31, 2000 and 1999, but were also antidilutive.

NOTE E - SEGMENT INFORMATION

The Company operates in a single reportable segment. The following presents net sales for the three months ended December 31, 2000 and 1999 by geographic area. The Company has no material long-lived assets outside of the United States.

(In thousands)
                                                    2000           1999
                                                 ----------     ----------
Geographic Area
---------------
North America                                    $    7,554     $    5,121
Europe                                                  731            364
Japan                                                   533            753
Other foreign                                           248            609
                                                 ----------     ----------
                                                 $    9,066     $    6,847
                                                 ==========     ==========

The Company had two customers that accounted for approximately 14% and 13% of sales for the three months ended December 31, 2000. For the three months ended December 31, 1999 the Company had a different customer that accounted for 24% of sales.

NOTE F - SUBSEQUENT EVENT

On February 7, 2001 the Company completed the acquisition of the SANStar technology from ECCS, Inc. Under the terms of the agreement, the Company acquired all of the assets, rights, and intellectual property related to SANStar, a clustered, high reliability, network-connected storage management software system, for approximately $600,000 cash. In addition to the technology acquisition, the Company has also hired the New Jersey based software development team. The majority of the purchase price will be expensed, as the technology acquired will be used in current research and development activities.

                          CIPRICO INC. AND SUBSIDIARIES
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Comparative information on sales by market for the period ended December 31, are shown in the chart below (in millions).

                                                2000                           1999
                                      -------------------------      -------------------------
Market                                  Sales        % of Total        Sales        % of Total
------                                ----------     ----------      ----------     ----------
Entertainment                         $      4.4             48%     $      2.9             42%
Government                                   3.7             41             2.2             32
Other                                        1.0             11             1.8             26
                                      ----------     ----------      ----------     ----------
     Total                            $      9.1            100%     $      6.9            100%
                                      ==========     ==========      ==========     ==========

                                                2000                           1999
                                      -------------------------      -------------------------
Geographic Location                     Sales        % of Total        Sales        % of Total
-------------------                   ----------     ----------      ----------     ----------
Domestic                              $      7.6             84%     $      5.1             74%
International                                1.5             16             1.8             26
                                      ----------     ----------      ----------     ----------
     Total                            $      9.1            100%     $      6.9            100%
                                      ==========     ==========      ==========     ==========

Net sales for the three-month period ended December 31, 2000 increased 32% to $9.1 million compared to $6.9 million for the same period last year. Sales from customers in the United States increased 49% while sales from international customers decreased 17% for the period. Sales of the recently released NETarray product attributed to approximately $2 million of sales for the period.

The growth in the Entertainment market reflects our continued focus on opportunities in digital broadcast applications. The increased sales in the Government market is primarily due to higher demand from a number of system integrators for certain defense related projects. The decline in sales in the other market segment primarily reflects reduced demand from a medical imaging integrator and lower sales through Silicon Graphics, Inc. (SGI).

Our revenue growth in fiscal 2001 is dependent on market acceptance of new products, such as the NETarray, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 42.5% for the three months ended December 31, 2000, compared to 45.4% for the same prior year period. This decline primarily reflects new sales of NETarray, which carries lower margins.

Research and development expenses increased $346,000 or 39% to $1.2 million, compared to the same quarter of last year, which primarily reflects increase in engineering salaries and prototype expenses associated with new product enhancements in addition to our new strategic product initiatives. We expect that research and development expenses will increase throughout the remainder of the year as we accelerate our spending on our strategic initiatives, including the software development activities resulting from the SANStar acquisition.

Sales and marketing expenses were 29.8% of sales for the three months ended December 31, 2000 as compared to 33.8% for the same prior year period,


                                     (more)
an increase in absolute dollars of $391,000. This increase reflects higher sales compensation resulting from higher sales along with the addition of new sales and product marketing personnel.

General and administrative expenses increased $69,000 or 13% to $614,000 for the three months ended December 31, 2000, as compared to the same quarter of last year. The increase primarily reflects lower expense in the prior year period due to adjustments in bad debt provisions in addition to costs associated with the implementation of new information systems.

Other income increased approximately $95,000 due primarily to overall higher investment yields between years.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had cash, cash equivalents and marketable securities totaling $33.6 million compared to $35.4 million at the end of fiscal 2000.

Cash flows used in operating activities was $1.3 million for the three months ended December 31, 2000 compared to $315,000 for the same period last year. This primarily reflects higher working capital due to timing of accounts payable payments at the end of the quarter. Capital expenditures of approximately $600,000 for the three months ended December 31, 2000 primarily reflect spending related to our new information systems and product development efforts. We anticipate that capital expenditures for fiscal 2001 will approximate $3 million. During fiscal 1998, the Company initiated a stock buyback program of up to $6.0 million. The remaining authorization as of December 31, 2000 is for $500,000.

As discussed in Note F, in February 2001, we acquired the SANStar technology for approximately $600,000 cash. Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 2001.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and should be read in conjunction with cautionary statements in Ciprico's SEC filings, reports to shareholders and other news releases. Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. Some of these reasons include the integration of the recently acquired technology and personnel; impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter. Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

For a more complete description, see "Forward-Looking Information" under Management's Discussion and Analysis included in the Annual Report for the year ended September 30, 2000.

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

                          CIPRICO INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b) A report on Form 8-K was filed on February 13, 2001 on the acquisition by Ciprico of the SANStar technology from ECCS, Inc.

                          CIPRICO INC. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CIPRICO INC.


Dated: February 14, 2001            /s/ Robert H. Kill
                                    --------------------------------------------
                                    Robert H. Kill, President
                                    (Principal Executive Officer)


Dated: February 14, 2001            /s/ Thomas S. Wargolet
                                    --------------------------------------------
                                    Thomas S. Wargolet, Vice President of
                                    Finance/Chief Financial Officer
                                    (Principal Financial and Accounting Officer)