Form 10-Q
period 2001-03-31
CIPRICO INC
filed 2001-05-10
CIK 720145

PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
CIPRICO INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CIPRICO INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CIPRICO INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CIPRICO INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2001 (Unaudited)
NOTE A – BASIS OF PRESENTATION
NOTE B – MARKETABLE SECURITIES
NOTE C – SHAREHOLDERS’ EQUITY
NOTE D – NET EARNINGS PER SHARE
NOTE E – SEGMENT INFORMATION
NOTE F – ACQUISITION
CIPRICO INC. AND SUBSIDIARIES ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
For the Six Months Ended March 31:
LIQUIDITY AND CAPITAL RESOURCES
FORWARD-LOOKING STATEMENTS
CIPRICO INC. AND SUBSIDIARIES ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CIPRICO INC. AND SUBSIDIARIES PART II —OTHER INFORMATION
CIPRICO INC. AND SUBSIDIARIES SIGNATURES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarter Ended March 31, 2001

OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-11336

CIPRICO INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	41-1749708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2800 Campus Drive
Plymouth, Minnesota 55441
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 551-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 4, 2001 was 5,058,440 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31,	September 30,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$4,531	$3,496

Marketable securities	20,895	21,867

Accounts receivable, less allowance	5,645	5,532

Inventories	6,230	5,760

Deferred income taxes	1,189	898

Other current assets	656	584

Total current assets	39,146	38,137

Property and equipment, net	3,314	3,011

Marketable securities	8,551	10,070

Other assets	553	563

	$51,564	$51,781

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,005	$2,785

Accrued expenses	1,876	1,322

Deferred revenue	352	387

Total current liabilities	5,233	4,494

Shareholders’ equity:

Capital stock	51	50

Additional paid-in capital	36,229	36,197

Retained earnings	10,079	11,100

Deferred compensation from restricted stock	(28)	(60)

Total shareholders’ equity	46,331	47,287

	$51,564	$51,781

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands except	Three Months Ended		Six Months Ended
per share amounts)	March 31,		March 31,

	2001	2000	2001	2000

NET SALES	$9,412	$8,191	$18,478	$15,038

Cost of sales	5,504	4,355	10,714	8,092

GROSS PROFIT	3,908	3,836	7,764	6,946

OPERATING EXPENSES:

Research and development	2,303	1,025	3,538	1,913

Sales and marketing	2,905	2,702	5,608	5,016

General and administrative	627	473	1,241	1,018

Total operating expenses	5,835	4,200	10,387	7,947

LOSS FROM OPERATIONS	(1,927)	(364)	(2,623)	(1,001)

Other income, primarily interest	511	454	1,077	926

INCOME (LOSS) BEFORE INCOME TAXES	(1,416)	90	(1,546)	(75)

Income tax expense (benefit)	(481)	30	(525)	(26)

NET INCOME (LOSS)	$(935)	$60	$(1,021)	$(49)

Shares used to calculate net earnings (loss) per share:

Basic	5,057	4,983	5,050	4,970

Diluted	5,057	5,083	5,050	4,970

NET EARNINGS (LOSS) PER SHARE – BASIC	$(0.18)	$0.01	$(0.20)	$(0.01)

NET EARNINGS (LOSS) PER SHARE – DILUTED	$(0.18)	$0.01	$(0.20)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	March 31,

	2001	2000

Cash flows for operating activities:

Net loss	$(1,021)	$(49)

Depreciation and amortization	1,084	1,294

Changes in operating assets and liabilities	(220)	(1,057)

NET CASH FLOWS PROVIDED BY (USED) IN OPERATING

ACTIVITIES	(157)	188

Cash flows for investing activities:

Equipment purchases	(1,380)	(722)

Purchases of marketable securities	(25,138)	(23,697)

Proceeds from sale or maturity of marketable securities	27,629	27,093

NET CASH FLOWS PROVIDED BY

INVESTING ACTIVITIES	1,111	2,674

Cash flows from financing activities:

Repurchase of common stock	(52)	(263)

Proceeds from issuance of common stock	133	269

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	81	6

Net increase in cash and cash equivalents	1,035	2,868

Cash and cash equivalents at beginning of period	3,496	3,539

Cash and cash equivalents at end of period	4,531	6,407

Marketable securities, current	20,895	18,901

Marketable securities, non-current	8,551	10,069

Total cash and marketable securities	$33,977	$35,377

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of high performance, direct attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2001 and the results of operations for the three-month and six-month periods ended March 31, 2001 and 2000, and the cash flows for the six months ended March 31, 2001 and 2000. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for fiscal 2000.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

At March 31, 2001 and September 30, 2000, amortized cost approximates fair value of held-to-maturity investments, which consist of the following:

(In thousands)	March 31,	September 30,
	2001	2000

Current marketable securities:

Commercial Paper	$19,395	$12,866

U.S. Government Agencies	1,500	9,001

	20,895	21,867

Non-current marketable securities:

Commercial Paper	2,031	6,065

U.S. Government Agencies	6,520	4,005

	8,551	10,070

	$29,446	$31,937

NOTE C – SHAREHOLDERS’ EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of March 31, 2001, 524,900 shares of common stock have been repurchased for approximately $5.6 million. There were 7,000 shares repurchased during the six months ended March 31, 2001 for approximately $52,000.

NOTE D – NET EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three month period ended March 31, 2001, common stock equivalents of 36,990 were excluded from the computation of the net loss per share since they were antidilutive. For the three-month period ended March 31, 2000, 100,201, shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 814,676 and 469,375 shares of common stock with a weighted average exercise price of $14.10 and $13.82 were outstanding at March 31, 2001 and 2000, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive.

For the six months periods ended March 31, 2001 and 2000, common stock equivalents of 124,189 and 111,293 were excluded from the computation of the net loss per share since they were antidilutive. Options to purchase 890,353 and 940,100 shares of common stock with a weighted average exercise price of $13.54 and $12.10 were outstanding at March 31, 2001 and 2000, but were excluded from the computation of common share equivalents for the six-month period because they were antidilutive.

NOTE E – SEGMENT INFORMATION

The Company operates in a single reportable segment. The Company has no material long-lived assets outside of the United States. The following presents net sales for the six months ended March 31, 2001 and 2000 by geographic area.

(In thousands)

Geographic Area	2001	2000

North America	$15,115	$11,704

Europe	1,555	1,139

Japan	1,508	1,231

Other foreign	300	964

	$18,478	$15,038

The Company had one customer that accounted for approximately 18% of sales for the six months ended March 31, 2001. For the six months ended March 31, 2000 the Company had a different customer that accounted for 25% of sales.

NOTE F – ACQUISITION

On February 7, 2001 the Company completed the acquisition of the SANStar technology from ECCS, Inc. Under the terms of the agreement, the Company acquired all of the assets, rights, and intellectual property related to SANStar, a clustered, high reliability, network-connected storage management software system, for approximately $620,000 cash. In addition to the technology acquisition, the Company has also hired the New Jersey based software development team. The purchase price was expensed during the three-months ended March 31, 2001, as the technology acquired will be used in current research and development activities.

CIPRICO INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2001 Compared to Three and Six Months Ended March 31, 2000

Comparative information on sales by market for the period ended March 31, are shown in the chart below (in millions).

For the Three Months Ended March 31:

	2001		2000

Market	Sales	% of Total	Sales	% of Total

Entertainment	$4.9	52%	$4.0	49%

Government	2.8	30	2.7	33

Other	1.7	18	1.5	18

Total	$9.4	100%	$8.2	100%

	2001		2000

Geographic Location	Sales	% of Total	Sales	% of Total

Domestic	$7.5	80%	$6.6	80%

International	1.9	20	1.6	20

Total	$9.4	100%	$8.2	100%

For the Six Months Ended March 31:

	2001		2000

Market	Sales	% of Total	Sales	% of Total

Entertainment	$9.3	50%	$6.9	46%

Government	6.5	35	4.9	33

Other	2.7	15	3.2	21

Total	$18.5	100%	$15.0	100%

	2001		2000

Geographic Location	Sales	% of Total	Sales	% of Total

Domestic	$15.1	82%	$11.7	77%

International	3.4	18	3.3	23

Total	$18.5	100%	$15.0	100%

Net sales for the three-month period ended March 31, 2001 increased 15% to $9.4 million compared to $8.2 million for the comparable period in fiscal 2000. Net sales for the six-month period ended March 31, 2001 increased 23% to $18.5 million compared to $15.0 million for the same period last year. The overall growth in sales for both periods can be primarily attributed to sales of the recently released NETarray product, which represented approximately $5.2 million of sales for the first half of fiscal 2001 including approximately $3 million for the three months ended March 31, 2001.

The growth in the Entertainment market reflects our continued focus on opportunities in digital broadcast

(more)

applications. The increased sales in the Government market is primarily due to higher demand from a number of system integrators for certain defense related projects. The decline in sales in the other market segment primarily reflects reduced demand from a medical imaging integrator and lower sales through Silicon Graphics, Inc. (SGI).

Our revenue growth in fiscal 2001 is dependent on market acceptance of new products, such as the NETarray, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 41.5% and 42.0% for the three-month and six-month periods ended March 31, 2001, compared to 46.8% and 46.2% for the same prior year periods. This decline primarily reflects new sales of NETarray, which carries lower margins.

Research and development expenses for the three and six months ended March 31, 2001 include approximately $620,000 of costs related to the SANStar acquisition as discussed in Note F to the Condensed Consolidated Financial Statements. The pro forma increase in research and development expenses, excluding the SANStar acquisition, was $658,000, or 64% for the three-month period ended March 31, 2001 and $1.0 million, or 52% for the six-month periods ended March 31, 2001, compared to the same prior year periods. This increase primarily reflects increases in engineering salaries and prototype expenses associated with new product development and enhancements in addition to our new strategic product initiatives. We expect that research and development expenses will increase throughout the remainder of the year as we accelerate our spending on our strategic initiatives, including the software development activities resulting from the SANStar acquisition.

Sales and marketing expenses were 30.9% and 30.3% of sales for the three-month and six-month periods ended March 31, 2001, compared to 32.9% and 33.4% for the same prior year periods, an increase in absolute dollars of $203,000 and $592,000, respectively. This increase reflects higher sales compensation resulting from higher sales in addition to the addition of new sales and product marketing personnel associated with implementation of new product introductions and vertical market programs.

General and administrative expenses increased $154,000 and $223,000 for the three-month and six-month periods ended March 31, 2001, as compared to the same prior year periods. The increase primarily reflects lower expense in the prior year period due to adjustments in bad debt provisions in addition to costs associated with the implementation of new information systems.

Other income increased approximately $57,000 and $151,000 for the three-month and six-month periods ended March 31, 2001, as compared to the same prior year periods. This increase is due primarily to overall higher investment yields in the current year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash, cash equivalents and marketable securities totaling $34.0 million compared to $35.4 million at the end of fiscal 2000.

Cash flows used in operating activities was $157,000 for the six months ended March 31, 2001 compared to cash flows provided of $188,000 for the same period last year. The change between years primarily reflects the operating losses offset by overall lower working capital requirements in fiscal 2001. Capital expenditures of approximately $1.4 million for the six months ended March 31, 2001 primarily reflect spending related to our new information systems and product development efforts. We anticipate that capital expenditures for fiscal 2001 will approximate $3 million. During fiscal 1998, we initiated a stock buyback program of up to $6.0 million. The remaining authorization as of March 31, 2001 is for approximately $400,000.

As discussed in Note F, in February 2001, we acquired the SANStar technology for approximately $620,000 cash. Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in fiscal 2001.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s SEC filings, reports to shareholders and other news releases. Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons. Some of these reasons include the integration of the recently acquired technology and personnel; impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter. Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

For a more complete description, see “Forward-Looking Information” under Management’s Discussion and Analysis included in the Annual Report for the year ended September 30, 2000.

CIPRICO INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in commercial paper and highly rated U.S. government agencies. All investments are held-to-maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. Dollars. If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company’s foreign subsidiaries, Ciprico International Limited and Ciprico Asia-Pacific Inc., are denoted in pound sterling and yen, respectively. The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

CIPRICO INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits None

(b) Reports on Form 8-K A report on form 8-K was filed on February 13,
2001 on the acquisition by Ciprico of the SANstar
technology from ECCS, Inc.

CIPRICO INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated:	May 10, 2001	/s/ Robert H. Kill

Robert H. Kill, President (Principal Executive Officer)

Dated:	May 10, 2001	/s/ Thomas S. Wargolet

Thomas S. Wargolet, Vice President of Finance/Chief Financial Officer (Principal Financial and Accounting Officer)