Form 10-Q
period 2001-06-30
CIPRICO INC
filed 2001-08-14
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-11336

CIPRICO INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1749708 (I.R.S. Employer Identification Number)

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

Yes [X]       No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 10, 2001 was 5,027,900 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2001 and September 30, 2000	3

	Condensed Consolidated Statements of Operations for Three and Nine Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for Nine Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	8-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30,	September 30,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,000	$3,496

Marketable securities	21,455	21,867

Accounts receivable, less allowance	5,790	5,532

Inventories	6,061	5,760

Deferred income taxes	1,648	898

Other current assets	629	584

Total current assets	38,583	38,137

Property and equipment, net	3,211	3,011

Marketable securities	8,534	10,070

Other assets	548	563

	$50,876	$51,781

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,110	$2,785

Accrued expenses	1,935	1,322

Deferred revenue	362	387

Total current liabilities	5,407	4,494

Shareholders’ equity:

Capital stock	51	50

Additional paid-in capital	36,241	36,197

Retained earnings	9,186	11,100

Deferred compensation from restricted stock	(9)	(60)

Total shareholders’ equity	45,469	47,287

	$50,876	$51,781

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands except	Three Months Ended		Nine Months Ended
per share amounts)	June 30,		June 30,

	2001	2000	2001	2000

NET SALES	$9,467	$9,742	$27,945	$24,780

Cost of sales	5,338	5,390	16,052	13,482

GROSS PROFIT	4,129	4,352	11,893	11,298

OPERATING EXPENSES:

Research and development	2,029	1,202	5,586	3,115

Sales and marketing	2,927	2,775	8,536	7,791

General and administrative	915	429	2,157	1,447

Total operating expenses	5,871	4,406	16,279	12,353

LOSS FROM OPERATIONS	(1,742)	(54)	(4,386)	(1,055)

Other income, primarily interest	419	451	1,497	1,377

INCOME (LOSS) BEFORE INCOME TAXES	(1,323)	397	(2,889)	322

Income tax expense (benefit)	(450)	135	(975)	109

NET INCOME (LOSS)	$(873)	$262	$(1,914)	$213

Shares used to calculate net earnings (loss) per share:

Basic	5,060	4,990	5,053	4,977

Diluted	5,060	5,057	5,053	5,057

NET EARNINGS (LOSS) PER SHARE — BASIC	$(0.17)	$0.05	$(0.38)	$0.04

NET EARNINGS (LOSS) PER SHARE — DILUTED	$(0.17)	$0.05	$(0.38)	$0.04

      See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(1,914)	$213

Depreciation and amortization	1,622	1,910

Changes in operating assets and liabilities	(503)	(1,920)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING

ACTIVITIES	(795)	203

Cash flows from investing activities:

Equipment purchases	(1,828)	(1,351)

Purchases of marketable securities	(37,542)	(35,069)

Proceeds from sale or maturity of marketable securities	39,490	35,487

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	120	(933)

Cash flows from financing activities:

Repurchase of common stock	(52)	(263)

Proceeds from issuance of common stock	231	405

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	179	142

Net decrease in cash and cash equivalents	(496)	(588)

Cash and cash equivalents at beginning of period	3,496	3,539

Cash and cash equivalents at end of period	3,000	2,951

Marketable securities, current	21,455	21,869

Marketable securities, non-current	8,534	10,079

Total cash and marketable securities	$32,989	$34,899

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of high performance, direct attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2001 and the results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000, and the cash flows for the nine-months ended June 30, 2001 and 2000. The results of operations for the nine-months ended June 30, 2001 are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders for fiscal 2000.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B — MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

At June 30, 2001 and September 30, 2000, amortized cost approximates fair value of held-to-maturity investments, which consist of the following:

(In thousands)	June 30,	September 30,
	2001	2000

Current marketable securities:

Commercial Paper	$19,955	$12,866

U.S. Government Agencies	1,500	9,001

	21,455	21,867

Non-current marketable securities:

Commercial Paper	3,519	6,065

U.S. Government Agencies	5,015	4,005

	8,534	10,070

	$29,989	$31,937

NOTE C — SHAREHOLDERS’ EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million. As of June 30, 2001, 524,900 shares of common stock have been repurchased for approximately $5.6 million. There were 7,000 shares repurchased during the nine-months ended June 30, 2001 for approximately $52,000. On August 6, 2001, the Board of Directors authorized an increase of an additional $6.0 million to the stock buyback program.

NOTE D — EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three-month period ended June 30, 2001, common stock equivalents of 4,755 were excluded in the computation of the net loss per share since they were antidilutive. For the three-month period ended June 30, 2000, 66,997 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 1,031,426 and 563,500 shares of common stock with a weighted average exercise price of $12.52 and $13.32 were outstanding at June 30, 2001 and 2000, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive.

For the nine-month period ended June 30, 2001 and 2000, common stock equivalents of 19,320 and 96,948 were excluded in the computation of the net loss per share since they were antidilutive. Options to purchase 897,167 and 494,500 shares of common stock with a weighted average exercise price of $13.16 and $13.67 were outstanding at June 30, 2001 and 2000, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive.

NOTE E — SEGMENT INFORMATION

The Company operates in a single reportable segment.   The Company has no material long-lived assets outside of the United States. The following presents net sales for the nine months ended June 30, 2001 and 2000 by geographic area.

(In thousands)	2001	2000

Geographic Area

North America	$23,718	$18,206

Europe	2,076	2,624

Japan	1,633	1,920

Other foreign	518	2,030

	$27,945	$24,780

The Company had two customers that accounted for approximately 19% and 12%, respectively, of sales for the nine months ended June 30, 2001. For the nine months ended June 30, 2000 the Company had a different customer that accounted for 29% of sales.

NOTE F — ACQUISITION

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

CIPRICO INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2001 Compared to Three and Nine Months Ended June 30, 2000

Comparative information on sales by market for the period ended June 30, are shown in the chart below (in millions).

For the Three Months Ended June 30:

	2001		2000

Market	Sales	% of Total	Sales	% of Total

Entertainment	$4.2	44%	$4.4	46%

Government	4.2	44	4.0	41

Other	1.1	12	1.3	13

Total	$9.5	100%	$9.7	100%

	2001		2000

Geographic Location	Sales	% of Total	Sales	% of Total

Domestic	$8.7	92%	$6.8	70%

International	0.8	8	2.9	30

Total	$9.5	100%	$9.7	100%

For the Nine Months Ended June 30:

	2001		2000

Market	Sales	% of Total	Sales	% of Total

Entertainment	$13.5	48%	$11.3	46%

Government	10.7	39	8.9	36

Other	3.7	13	4.6	18

Total	$27.9	100%	$24.8	100%

	2001		2000

Geographic Location	Sales	% of Total	Sales	% of Total

Domestic	$23.7	85%	$18.2	75%

International	4.2	15	6.6	25

Total	$27.9	100%	$24.8	100%

Net sales for the three-month period ended June 30, 2001 decreased 3% to $9.5 million compared to $9.7 million for the same period last year. The decrease in sales for the three months ended June 30, 2001 primarily reflects lower demand in Europe and Japan, which resulted in a $2.1 million decrease in international sales for the period. This was partially offset by increased sales in domestic operations of approximately $1.9 million or 28% in the period due primarily to higher demand in our Entertainment and Government markets.

Net sales for the nine-month period ended June 30, 2001 increased 13% to $27.9 million compared to $24.8 million for the same period last year. The overall growth in sales for the nine-month period can be primarily attributed to sales of the recently released NETarray product, which represented approximately $8.7 million of sales for the first nine months of fiscal 2001 including approximately $3.5 million for the three months ended June 30, 2001.

(more)

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

Our revenue growth for the remainder of the year and fiscal 2002 is dependent on market acceptance of new products, such as the NETarray, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 43.6% and 42.6% for the three-month and nine-month periods ended June 30, 2001, compared to 44.7% and 45.6% for the same prior year periods. This decline primarily reflects a high sales volume of NETarray, which carries lower margins.

Research and development expenses for the nine months ended June 30, 2001 include approximately $620,000 of costs related to the SANStar acquisition as discussed in Note F to the Condensed Consolidated Financial Statements. The pro forma increase in research and development expenses, excluding the SANStar acquisition, was $1.8 million, or 59% for the nine-month period ended June 30, 2001, compared to the same prior year periods. This increase primarily reflects increases in engineering salaries and prototype expenses associated with new RAID product development and enhancements in addition to our software development and long-term strategic product initiatives. We expect that research and development expenses will increase in the fourth quarter as we accelerate our spending on our strategic initiatives, including the software development activities resulting from the SANStar acquisition.

Sales and marketing expenses were 30.9% and 30.5% for the three-month and nine-month periods ended June 30, 2001, compared to 28.5% and 31.4% for the same prior year periods, an increase in absolute dollars of $152,000 and $745,000, respectively. This increase reflects higher sales compensation resulting from higher sales in addition to the addition of new sales and product marketing personnel associated with implementation of new product introductions and vertical market programs.

General and administrative expenses for the three and nine months ended June 30, 2001 include approximately $220,000 of severance and related costs associated with a cost reduction program implemented in May 2001 including the reduction of our workforce by 12% and the closing of our Singapore sales office. The pro forma increase in general and administrative expenses, excluding the severance and related costs, was $266,000 and $490,000 for the three-month and nine-month periods ended June 30, 2001, as compared to the same prior year periods. These increases primarily reflect lower expense in the prior year due to adjustments in bad debt provisions, which resulted in higher expense of approximately $150,000 and $360,000 for the three and nine months ended June 30, 2001, respectively. In addition, fiscal 2001 expenses also include additional staffing and costs associated with the implementation of new information systems.

Other income decreased approximately $32,000 for the three-month period ended June 30, 2001 as compared to the same prior year period. This decrease can be primarily attributed to declining investment yields. Other income increased approximately $120,000 for the nine-month period ended June 30, 2001, as compared to the same prior year periods. This increase is due primarily to overall higher investment yields in the beginning of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had cash, cash equivalents and marketable securities totaling $33.0 million compared to $35.4 million at the end of fiscal 2000.

Cash flows used in operating activities was $795,000 for the nine months ended June 30, 2001 compared to cash flows provided of $203,000 for the same period last year. The change between years primarily reflects the operating losses offset by overall lower working capital requirements in fiscal 2001. Capital expenditures of approximately $1.8 million for the nine months ended June 30, 2001 primarily reflect spending related to our new information systems and product development efforts. We anticipate that capital expenditures for fiscal 2001 will approximate

$2.4 million. During fiscal 1998, we initiated a stock buyback program of up to $6.0 million. The remaining authorization as of June 30, 2001 is for approximately $400,000. On August 6, 2001, the Board of Directors authorized an increase of an additional $6.0 million to the stock buyback program.

As discussed in Note F, in February 2001, we acquired the SANStar technology for approximately $620,000 cash. Management believes that current cash balances and cash generated from operations will be adequate to fund requirements for working capital and capital expenditures, as well as any potential acquisition in the foreseeable future.

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
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

CIPRICO INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated:	August 14, 2001	/s/ Robert H. Kill Robert H. Kill, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 14, 2001	/s/ Thomas S. Wargolet Thomas S. Wargolet, Vice President of Finance / Chief Financial Officer (Principal Financial and Accounting Officer)