Form 10-K405
period 2001-09-30
CIPRICO INC
filed 2001-12-03
CIK 720145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
September 30, 2001	Commission File No. 0–11336

CIPRICO INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41–1749708
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2800 Campus Drive
Plymouth, Minnesota 55441
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number,
Including Area Code: (763) 551-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of November 27, 2001 was approximately  $25,083,916 (based upon the last sale price of the Registrant's Common Stock on such date).

Shares of Common Stock outstanding at November 27, 2001: 4,931,503 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2001

NOTE REGARDING FORWARD–LOOKING STATEMENTS

                When used in this Form 10-K, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products and features, (viii) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission and in Exhibit 99 to this Form 10-K.

                We assume no obligation to update any forward-looking statements. These statements are only predictions reflecting our current views with respect to current events.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Glossary of Terms

Digital Media Workflow

The process involved with the movement of digital media data within an application workflow, including, but not limited to, ingesting, capturing, creation, editing, processing, archiving, retrieval, sharing and publishing.

Disk array

A collection of standard, independent disks and/or disk sub-systems linked together to produce increased performance and high-volume storage capacity, utilizing redundancy techniques to ensure the integrity of the data.

Failover

The transfer of operation from a failed component (i.e. controller, disk drive) to a similar, redundant component to ensure uninterrupted data flow and operability.

Fault tolerance

The ability for a system to remain operational, sometimes in a degraded mode, even though one or more elements of the system have failed.  Fault tolerance is obtained through the use of redundant components or modules.

Fibre Channel

An industry-standard peripheral and networking interface used in high-performance systems. The fastest interconnection standard currently available, this interface is able to move data at 100 megabytes per second.

iSCSI

iSCSI provides access to shared storage devices utilizing the mapping of SCSI transport protocol over TC/IP allowing SCSI storage controllers to be attached to IP networks.

Infiniband

Infiniband is a high-bandwidth, low latency, low overhead interconnect technology used to interconnect processors, I/O devices and other systems in the form of a system area network. Infiniband is independent of the host-operating system and processor platform. It is highly scalable enabling a high extensible architectural design.

Isochronous

Performance that supports network-wide timing requirements.  A typical application for isochronous transmission is a broadcast environment which needs information to be delivered at a predictable time.

JBOD

An acronym for Just a Bunch of Disks. A disk array technology that does not use hardware RAID controllers. It is a low-cost storage alternative for applications that do not require redundancy.

NAS

An acronym for Network Attached Storage. NAS devices are storage devices that connect to users via a networking interface such as Ethernet instead of through traditional storage interfaces such as SCSI.

RAID

An acronym for Redundant Array of Independent Disks. RAIDs use multiple techniques for managing collections of disks in such a way to provide desirable cost, availability and performance.

SAN

An acronym for Storage Area Network. SAN technology allows multiple workstations and/or file servers to directly access common, shared storage devices. This is in contrast to the traditional client-server storage paradigm in which a storage device is dedicated to a single file server.

SCSI

An acronym for Small Computer System Interface. SCSI interface is used to connect microcomputers to SCSI peripheral devices, such as many hard disks and printers, to other computers and LANs.

Stream (streaming)

From the storage device viewpoint a stream is a series of sequential read or write requests. Often multiple streams are accessing data simultaneously, referred to as multiple-streaming. Applications for multiple-streaming include multiple channels of compressed video playback or multiple users accessing different files through a server.

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS

General Development of Business

                Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications within the broadcast and entertainment, military and government, and enterprise markets. Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our storage solutions are designed for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels.

                We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983.  Until 1990, we developed and manufactured controller-based products for manufacturers and end users of computer systems.  In late 1990 we introduced for sale our first RAID (redundant array of independent disks) data storage product. Today our business is focused on providing storage solutions that meet the demanding data transfer rate, storage capacity and data redundancy needs of visual computing markets.  Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three-dimensional images and other images.

                We offer a complete range of open platform, disk-based storage solutions for high performance visual imaging applications.  This includes RAID 3 for bandwidth, RAID 4 for high bandwidth streaming and RAID 5 for high input/output (I/O) oriented uses.  We also provide Storage Area Networking (SAN) solutions, focused on the networking of demanding visual workgroup applications.  Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods.  Our primary target market segments include broadcast and entertainment, military and government and video streaming.  We believe our expertise is our understanding of the applications for digital media workflows within our target markets.

Narrative Description of Business

(1)           Products and Services.

                Products.

                Our product line consists mainly of storage systems.  We design, develop and manufacture all of our storage products to operate at peak performance levels while maintaining connectivity consistent within industry standards.  We offer customers a choice of several different series of storage solutions depending on their needs.  Prices for our storage products generally range from a list price of $14,000 to $100,000 per system depending on the features selected by the customer.  Applications may require one or several systems.

                6900 Series.  Introduced in 1996, our 6900 Series disk arrays use the SCSI peripheral interface standard UltraSCSI.  While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 megabytes (MB) per second, twice the speed of Fast Wide SCSI-2.  With one 6900 Series UltraSCSI disk array, a user can retrieve 24-bit color, uncompressed video images at a real-time speed of 30 frames per second.  Our 6900 Series offers customers eight data drives plus one redundant drive, which together provide a storage capacity of 72 gigabytes (GB) to 587 GB.  The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.

                6500 Series. The 6500 Series of disk arrays, targeted at entry-level or low-cost application environments, was introduced in 1996.  The 6500 Series utilizes the Ultra SCSI interface, offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. Unlike our 6900 and 7000 products, the 6500 product uses ATA disk drives (also known as IDE disk drives) internally.  ATA disk drives are most commonly found in personal computers.  Use of these drives enables us to offer a low-cost solution to customers while meeting their performance, data redundancy and cost requirements. The disk arrays are available in an 8 + 1 configuration and have storage capacities ranging from 80 to 600 GB.  The 6500 Series can be striped or daisy-chained together for additional capacity.

                7000 Fibre Channel Series.  In fiscal 1997, we began shipping our 7000 Series disk array, the industry's first storage device to offer a host interface compatible with full speed Fibre Channel.  The 7000 Series offers a peak transfer rate of 100 MB per second and a sustained transfer rate in excess of 90 MB per second.  This storage device is capable of transferring uncompressed video images in real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel.  The storage capacities supported by the 7000 Series storage devices range from 144 GB to 587 GB.  A total rack system storage capacity can grow to over 4 terabytes (TB) with only seven arrays. The 7000 Series has hot swap disk drives, power supplies and fans.

                FibreSTORE Products.    The initial member of this family, the FibreSTORE JBOD (just a bunch of disks) began shipping in December 1998. It features full Fibre Channel connectivity between the disk drives as well as to the host computer, full dual loop Fibre Channel connections and redundant power supplies and fans. Configurations of up to seven FibreSTORE enclosures containing up to 63 Fibre Channel disk drives have been fully tested and supported.  FibreSTORE offers the performance features of Fibre Channel for applications that do not require RAID protection.

                The second member of the family, FibreSTORE RAID was introduced in October 1999.  FibreSTORE RAID adds data redundancy features to FibreSTORE insuring uninterrupted data availability at full performance levels and service without disruption.  The FibreSTORE RAID system can be configured with single or dual RAID controllers and up to 4.1 terabytes of Fibre Channel disk storage in a single rack.  Each controller is a fully independent, caching controller designed to give optimum performance in data streaming applications such as digital video and multiple stream video playback.  It is designed to deliver continuous, sustainable data rates at close to 200 MB per second with the dual controller option.

                The next generation of FibreSTORE RAID, the 2210 is expected to be released during the second half of calendar 2002.  This product is an extension to the original FibreSTORE RAID and offers improvements in maximum performance using 2 gigabit (Gb) Fibre Channel technology, increased storage density by utilizing new mechanical packaging, and enhanced application performance in the area of insured, uninterrupted data availability at full performance levels without disruption.  These features make the product unique in the marketplace, and the best-in-class product for high bandwidth applications.

                NETarray.    In  late 2000 we began shipping the NETarray 1000.  This product features full Fibre Channel connectivity between the disk drives and the host computer.  Designed for both high performance and high availability, the NETarray 1000 has full dual loop Fibre Channel connections, redundant power supplies and redundant fans, with no active components on its backplane.  It utilizes standard networking industry protocols to manage the storage via Ethernet or Internet connections, maximizing bandwidth for storage reading and writing operations.  The NETarray 1000 also delivers storage density, with 730 GB of storage in a single 3U high enclosure.

                The NETarray RAID is a controller system that provides RAID 5 data redundancy to NETarray JBODs.  The system utilizes a controller manufactured by Mylex Corporation and can be configured with either single or dual controllers and over 7.3 TB of Fibre Channel disk storage in a single rack.  Each controller is a fully independent caching controller designed to give optimum performance in applications requiring high I/O data flow, such as Web streaming, rendering and transaction processing.  We continue to implement enhancements to the NETarray to expand its capabilities to fit broader market applications.

                Talon 1000.  The Talon 1000 is an extension of the NETarray family and is targeted toward the military marketplace, where added levels of ruggedization are required.  The Talon 1000 is expected to be released during the second half of fiscal 2002.  The Talon product is designed to meet the demanding environments of airborne, ground based and shipboard applications.  Additionally, the product includes a unique feature of a removeable disk pack, where the entire set of disks can be removed and/or replaced in a single operation.  This feature is key to many surveillance and reconnaissance applications within the military.

                Software Utilities.  All Ciprico’s storage and systems solutions have a software element to the product.  These software interfaces (Storage Manager, a/k/a STORM & Web Manager) enable the user to monitor the performance and health of our storage and systems products in real-time.  Users can gain access to our storage and system solutions via the in-band Fibre Channel interface or via an Ethernet port, depending upon the application needs.  Our software utilities are platform independent to support the wide variety of computer platforms our products are used with.

                Controllers.  Sales of controller boards represented approximately 2% of sales for fiscal 2001.  We expect sales of controllers to represent a decreasing percentage of net sales in the future.

                Storage Area Networks.  Crossing all of our vertical markets is the need for Storage Area Network (SAN) capabilities.  A SAN is a technology that allows multiple workstations and/or file servers to directly access common, shared storage devices.  This is in contrast to the traditional client-server storage paradigm in which a storage device is dedicated to a single file server.  SANs utilize a Fibre Channel based, networking infrastructure that provides a number of benefits over traditional simple server-attached storage.  These benefits include providing the same high performance storage pool across a number of users, centralized management of the storage, higher productivity and the ability to seamlessly add increased storage.  Our applications include digital broadcast editing, video and audio streaming, and film post-production.

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

                To provide these SAN solutions, we work with other storage industry vendors such as Brocade Communications and IBM by implementing their products as part of the overall solution to meet the needs of our customers.  We seek to strengthen our relationships with existing strategic partners and develop new partnerships with leading vendors in the SAN market to offer additional products that are complimentary to our solutions.

                Digital Media Appliances.  We are currently developing our next-generation of products based on an underlying networked attached storage (NAS) architecture.  This product family is designed to provide high performance, high-availability, IP attached, file and block based storage systems that deliver near-Fibre Channel SAN performance with the ease of use of an appliance.  The initial phase of this product development is expected to be released later in fiscal 2002.

                Technical Support.

                We provide our customers with ongoing technical assistance and a variety of spare parts programs to assure failures are identified and repairs are made quickly.  Our Advantage Support Program allows the customer to choose which spares they will use for disk array support.  The Safety Net Spares Program provides for critical spare parts located at the customer's site, while other spare parts are available upon request with next-day delivery.  Our Hot Spares Program allows the customer to select and purchase on site spare components to support their production environment and purchase a hot spares service option that provides the customer with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, Los Angeles, Amsterdam and Singapore.  All service options provide training for the customer’s technicians and access to our telephone support services. Technical support specialists are available 24 hours per day, 7 days per week through our toll-free help line for the U.S., Canada and selected international locations.  Technical support is also available through our web-site, www.ciprico.com.

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

(2)           Marketing and Distribution.

                Markets.

                Our market focus is visual computing applications.  Within the visual computing market, our primary focus is on applications in broadcast and entertainment, military and government, and video streaming.  In addition, we have historically sold in other markets such as geosciences, medical imaging and digital prepress.  In each of these markets, we focus on uses where our customers need high bandwidth, high I/O, or combinations of both to meet their application needs.

                Inherent to all the applications within each of our markets is a “digital media workflow” which is that industry’s version of a production line.  In the case of the broadcast market, the workflow is characterized by ingesting incoming video feeds from satellites and remote news crews, editing the raw video to prepare the news story, and then a “play-to-air” process where the video is broadcast from the network feed.  For military applications the workflow begins with surveillance gathering followed by image processing and concludes with the dissemination of data to military commanders in the field.  We believe our understanding of these application workflows uniquely positions us in our target markets.  Our technology development is focused on solutions that simplify and accelerate these digital media workflows for the end users.

                Broadcast and Entertainment.  This market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback, using digital technology, which provides reduced cost of ownership and increased productivity over linear film and video tape.  An emerging segment of the entertainment market is the digital broadcast market, with the new high definition television (HDTV) standards mandated in the United States.  Our solutions meet the requirements of broadcast and video services applications, which  require very high bandwidth to supply many simultaneous video streams to multiple users where interruption of service and dead airtime is not acceptable.  With images stored as data, new applications for storage devices within the television broadcast segment will include electronic news gathering, commercial and promotional insertion and TV broadcast.  Digital broadcast markets will also include such applications as campus and distance learning, movies on demand and in-flight entertainment systems.

                Other industry markets include movie studios, post-production houses and video production facilities.  Applications within this market have traditionally included applications such as 3D animation, special effects, film restoration and editing.  Film and video production requires extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen.

                Military and Government.  Our primary focus in this market segment includes applications commonly referred to as “Command and Control” or C4I.  There are two primary categories of C4I: those involving the collection, processing and dissemination of reconnaissance and surveillance data, and infrastructure upgrades.

                Mission planning, intelligence gathering and targeting applications involve data capturing via airborne or space-based satellite sensors in reconnaissance and surveillance applications.  A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds of frames per day.  In the case of satellite based imagery sensors, our disk arrays are used at the supporting ground stations.   For airborne applications, our arrays are on-board the aircraft and the imagery data is also captured at a very high transfer rate.    In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users.  Once processed, the imagery data is stored into digital asset management databases for fast query and retrieval.  These databases often reach multiple terabytes in size and require the high bandwidth performance our disk arrays provide.

                Infrastructure upgrades involve a variety of peripheral applications such as inventory management, duty schedules, personnel records, etc. that support military operations.  These applications generally involve large databases that utilize transaction-based storage solutions.  In some instances these solutions require unique features to meet the demanding environments of airborne, ground based and shipboard applications.

                Video Streaming.  This is an evolving market application, which includes the delivery of streams of digital media via Internet Protocol (IP) based networks supporting multiple compression rates and file formats.  IP based video streaming allows digital capture of events and information which can be made available live or played back later upon demand.  This application offers potential cost savings to end users as an alternative means to traveling and printed manuals or other electronic media used in training or communication situations.  We believe there are market opportunities within both the corporate enterprise and government markets for video streaming solutions.

                We believe our storage, application, and SAN expertise demonstrated in digital broadcast applications will provide many benefits to our potential customers in the video streaming market. During fiscal 2001 we developed a solution that combines third-party streaming software, file servers and our storage products to provide an integrated video streaming solution.  Our Digital Media Appliance product family is intended to target applications within this market niche.  We expect our initial products in this family to be released during the second half of fiscal 2002.   During fiscal 2002 we intend to focus a portion of our sales and marketing efforts on developing the necessary sales channels to penetrate to this market.

                Other Markets.  Our products are also used in applications in the geosciences, medical imaging and digital prepress markets.  The geosciences market segment is comprised mainly of major oil and gas exploration companies.   Seismic information can be displayed through 3D images representing underground geological formations by using high performance workstations and storage solutions. This method enables the exploration company to locate oil fields and determine optimal drilling sites. Within the medical imaging market segment, applications for our storage solutions include diagnostic imaging, picture archival communication systems and 3-D imaging applications.  Within the digital prepress market segment, computer-to-plate or direct-to-press manufacturers utilize storage solutions to optimize performance.  Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction and provides the printer with tools for quick turnaround.

Distribution.

                We have identified segments of the visual computing market and allocated marketing resources to support its principal market segments. Market managers with an in-depth understanding of the applications develop a comprehensive marketing plan tailored to the needs of each market segment, including market and promotional strategy.  In addition, we rely on our experienced system engineers to support our marketing and sales efforts.

                Our products are sold principally through a direct sales force, although we do have relationships with a limited number of system integrators.  Our direct sales organization is primarily responsible for "demand creation" activities and customer development. We have direct sales representatives in Boston, Dallas, Washington D.C., Minneapolis, Detroit, Northern and Southern California, and the Southeastern and Pacific Northwest sections of the United States. We also have an international sales and service office in Newbury, England.

                As part of our marketing and sales strategy, we enter into relationships with companies who could play an important role in the successful marketing of our products. Our storage solutions are sold to OEMs for inclusion in their own computer systems, systems integrators and large end-users (including government departments and agencies).  The initial sales process is complex, requiring interaction with several layers of the customer's organization and extensive technical exchanges as well as product demonstrations.  As a result, our typical sales cycle can span up to nine months.

(3)           Status of New Products.

                See item (10) below.

(4)           Competition.

                The market for all levels of storage solutions is highly competitive.  In some of our markets, we compete with traditional suppliers of proprietary computer systems including, but not limited to Sun Microsystems, Hitachi, IBM and Compaq Corporation which market storage systems as well as other computer products.  We also compete against independent storage suppliers, including but not limited to EMC Corporation, Dot Hill Corporation, MTI Technologies, nStor Technologies and Eurologic.

                The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitive pressures may materially harm our business.

                Our ability to compete successfully depends upon our ability to continue to develop high performance products that obtain market acceptance and can be sold at increasingly competitive prices.  Although we believe that our storage solutions have certain competitive advantages, there can be no assurance that we will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for our products, or that we will not encounter increased price competition for such products which could materially and adversely affect our operating results.  Also, our OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than our products, which could materially and adversely affect our operating results.

(5)           Manufacturing and Suppliers.

                Our products are manufactured utilizing a configure-to-order manufacturing process.  In-house manufacturing activities for our storage products primarily involve quality assurance testing of subassemblies and final system assembly, integration and quality assurance testing. Our assembly operations are ISO 9001 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of our products does, however, require extensive testing by skilled personnel.

                We purchase certain raw materials and components based on forecasted order levels.  Forecasting orders is difficult as most shipments occur near the end of each quarter. Some of our OEM customers provide us with a forecast of expected orders, but generally customers place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, we believe that backlog is generally not meaningful for purposes of predicting our revenue for any fiscal period.

                Our storage products are comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts.  Many of the components are industry standard parts and readily available from many suppliers at competitive prices.  Our controller board assemblies are purchased from an ISO 9000, independent board assembly firm, which manufactures the assemblies to our specifications.  The completed board assembly is received at our facility where it is subject to test procedures to insure product performance, reliability and quality.  The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available.

                We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  Although many of the components for our products are available from numerous sources at competitive prices, certain key components are purchased from a single source.  We purchase a substantial amount of disk drives manufactured by Seagate Technology Inc. ("Seagate").  We purchase substantially all of our components pursuant to purchase orders, rather than long-term purchase agreements.  Furthermore, because of increased industry demand for many of those components, our suppliers may, from time to time, not be able to make delivery on orders on a timely basis.  In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components or the next generation of those components available to us.

                With respect to certain components, such as disk drives, if we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers' components. We estimate that replacing certain components, such as disk drives would involve several months of hardware and software modification.

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

(6)           Customer Dependence.

                Our products are sold to a broad base of customers.  As a percentage of sales, a division of Leitch Technology Corporation represented 16% in 2001 and 3% in 2000.    A customer in the military and government market, a department of the U.S. Navy, made up 14%, 8% and 13% of net sales in 2001, 2000 and 1999, respectively.  Silicon Graphics, Inc. (“SGI”) represented 6%, 25% and 27% of net sales in 2001, 2000 and 1999, respectively.

(7)           Patents and Trademarks.

                In conjunction with the acquisition of the SANStar technology in January 2001, we acquired the rights to four pending patent applications.  These patent applications disclose aspects of the interprocessor communication technology suitable for use in high reliability / availability storage server products.  The patent applications are currently being prosecuted before the U.S. Patent Office; corresponding international applications are also currently being pursued.

                We have no other patents, and do not consider ownership of patents to be material to our business.  We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable.  We believe that the rapidly changing technology in the computer industry makes our future success dependent more on the technical competence and creative skills of our personnel than on any patents we may be able to obtain.  However, protection of our proprietary hardware, firmware and software is very important to us.  We also rely upon copyright, trade secret protection, and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, Spectra 6000®, NETarray® and SANity® and have registration applications pending for our trademarks StorBridge™ and FibreSTORE™.

(8)           Backlog.

                We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2001, we had approximately $370,000 in backlog which is scheduled to ship in fiscal 2002.

(9)           Government Approvals and Effect of Government Regulations.

                We are not required to obtain government approval of our products.  We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

(10)         Research and New Product Development.

                We operate in an industry subject to rapid technological change.  Our goals in research and development are to develop leading edge products that adhere to industry standards.  Our ability to achieve this goal is largely dependent upon our ability to anticipate and respond to change.  We use engineering design teams that work cross-functionally with marketing managers, system engineers and customers to develop products and product enhancements.  Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor off-the-shelf disk drives to ensure the quality and performance of the disk drives integrated into our storage solutions.  As part of our development strategy, we actively seek available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.

                Historically, substantially all of our research and development efforts were focused on the development of stand-alone storage devices.  We were the first manufacturer to introduce a disk array integrating the Fibre Channel interface in 1996 and substantially all of our products utilize interfaces. Through 1999 our products were focused on high-bandwidth RAID 3 and 4 applications.  With the introduction of our NETarray product in 2000, we broadened our product offering to include transaction-based RAID 5 capabilities. Our current product development activities include products supporting 2 Gb second data rates.   All Ciprico products are SAN-ready.

                During fiscal 2001, we made substantial investments in software development.  With the acquisition of the SANStar technology in January 2001, we added a software development team focused on developing a high-availability, network connected storage system.  These developments are intended to support the optimization of high-performance digital media applications.   For fiscal 2001 approximately 30% of our research and development expenses was related to software development. This amount is expected to increase, in terms of both absolute dollars and as a percentage of our total R&D spending during fiscal 2002.

                We will continue to develop storage devices and expect our software development focus will increase as we emphasize the acceleration of digital media applications. We are working with several outside parties on the co-development and incorporation of our technologies with a number of emerging storage and networking protocols and technologies such as Infiniband, SCSI Remote Protocol, Direct Access File System (DAFS), Internet Protocol SCSI (iSCSI) and additional SAN capabilities.   Additional areas of focus include extending our own storage management utilities to added storage devices and server platforms, advanced file systems and applications combining clustered server, high performance storage, and networking capabilities.

                Our research and development expenses were $8.2 million, $4.4 million and $4.1 million in fiscal 2001, 2000 and 1999, respectively.  All of our research and development expenditures are expensed as incurred.  At November 30, 2001, we had 50 full-time employees engaged in research and development activities.

                We do not have significant firm orders for our development stage products.  There is no assurance that any of our development programs will be completed or that the resulting products, if any, will be marketed successfully.

(11)         Environmental Regulation.

                Compliance by us with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon our capital expenditures, earnings or competitive position.

(12)         Employees.

                At November 30, 2001, we had 125 full-time employees, of which 18 were engaged in manufacturing, operations and quality assurance, 50 in engineering and research and development, 45 in sales, customer service and professional services and 12 in general management, information systems and administration.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are good.

                We believe that the future success of our business will depend in part on our ability to attract and retain qualified technical, management and marketing personnel.  Such experienced personnel are in demand, and we must compete for their services with other firms, which may be able to offer more favorable benefits.

ITEM 2.                  PROPERTIES

                Our administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 36,400 square feet.  The lease for this space expires in October 2002.  We are currently evaluating our alternatives, which may include an extension of this lease or moving these operations to a new location.  We also maintain a research and development facility in Tinton Falls, New Jersey, in approximately 3,000 square feet of leased space which expires in February 2004.  We believe that our existing facilities and equipment are well maintained and in good operating condition.  We own most of the equipment used our operations.  Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

ITEM 3.                  LEGAL PROCEEDINGS

                We are not a party to nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

ITEM 4A.               EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our executive officers are as follows:

Name	Age	Position(s)

Robert H. Kill	54	President and Chief Executive Officer

Thomas S. Wargolet	38	Vice President - Finance, Chief Financial Officer and Secretary

Stephen R. Hansen	49	Vice President – Strategic Product Development

Robert G. Brown	48	Vice President – Sales

                Officers are elected annually by and serve at the discretion of the Board of Directors.  There is no family relationship between the executive officers of the Company.

                Robert H. Kill has been Chief Executive Officer of the Company since January 1996, Chairman of the Board from June 1996 to November 2000, President since March 1988 and a director since September 1987.  Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1998 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987.  Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his last position being Vice President, Terminals Distribution.

                Thomas S. Wargolet, prior to joining the Ciprico in October 2000, was Vice President – Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999.  From January 1999 to October 1999 he served as Vice President – Finance and Operations of Vicom, Incorporated, a provider of telecommunications services.  From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses.  From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President – Finance and Operations of Americable, Inc. (subsidiary of North Star), a distributor of connectivity products.  From 1985 to 1989, he was with Arthur Andersen in Minneapolis.  Mr. Wargolet is a CPA.

                Stephen R. Hansen was appointed Vice President – Strategic Product Development in November 2000.  From September 1998 to November 2000, Mr. Hansen served as Vice President – Product Development and Operations.   Mr. Hansen has been with the Company since June 1989.  From 1983 to 1989, he held engineering and management positions with Zycad Corporation, a developer of high performance supercomputers used for simulation of VLSI technology.  From 1974 to 1983, he held various research and engineering positions with Control Data Corporation.

                Robert G. Brown was appointed Vice President  - Sales in May of 1997.   From 1984 through 1997, Mr. Brown held various sales and management positions with several groups and subsidiaries of Arrow Electronics, a leading industrial distributor in the United States.  Prior to joining Ciprico, Mr. Brown served as Vice President Central Region.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Ciprico common stock is traded on the Nasdaq National Market under the symbol CPCI. As of November 27, 2001, there were approximately 2,200 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2001 and 2000, were:

	2001		2000
Quarter	High	Low	High	Low
First	$10.56	$6.63	$14.50	$9.98
Second	10.44	7.25	13.00	10.25
Third	8.25	6.95	12.00	8.75
Fourth	7.67	3.80	12.38	9.38

We do not intend to pay cash dividends on any of our securities for the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

Ciprico Inc. and Subsidiaries

Amounts in thousands (except per share data)

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Years ended September 30	2001	2000	1999	1998	1997
Net sales	$32,983	$33,210	$34,059	$30,088	$36,390
Gross profit	13,623	14,822	17,371	15,083	17,290
% of sales	41.3%	44.6%	51.0%	50.1%	47.5%
Operating expenses	22,611	17,311	16,059	16,029	12,849
% of sales	68.6%	52.1%	47.1%	53.3%	35.3%
Income (loss) from operations	(8,988)	(2,489)	1,312	(946)	4,441
% of sales	(27.3% )	(7.5% )	3.8%	(3.1% )	12.2%
Other income, net	1,866	1,992	1,803	1,951	1,998
Income tax expense (benefit)	440	(188)	1,059	342	2,190
Net income (loss)	$(7,562)	$(309)	$2,056	$663	$4,249
Shares used to calculate net income (loss) per share
Basic	5,050	4,990	4,914	5,023	5,056
Diluted	5,050	4,990	5,015	5,221	5,396
Net income (loss) per share—Basic	$(1.50)	$(.06)	$.42	$.13	$.84
Diluted	$(1.50)	$(.06)	$.41	$.13	$.79

SELECTED CONSOLIDATED BALANCE SHEET DATA

September 30	2001	2000	1999	1998	1997
Working capital	$29,392	$33,643	$34,129	$35,557	$36,375
Total assets	44,679	51,781	53,238	49,473	52,105
Shareholders' equity	39,530	47,287	47,290	45,309	48,058

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are broadcast and entertainment, which include applications in digital broadcast and film and video production and military and government which include applications involving the data capture, processing and dissemination of surveillance images.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences, digital prepress and medical imaging.

The following table sets forth certain items from Ciprico’s consolidated statement of operations, as a percentage of net sales for the years ending September 30,

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.7	55.4	49.0
Gross profit	41.3	44.6	51.0

Operating expenses:
Research and development	24.8	13.4	11.9
Sales and marketing	34.3	32.4	27.1
General and administrative	7.6	6.3	8.1
Restructuring charges	1.9	--	--
Total operating expenses	68.6	52.1	47.1
Income (loss) from operations	(27.3)	(7.5)	3.9

NET SALES:

Comparative information on sales by market and geographic location are shown in the charts below (in millions).

	2001		2000		1999
Market	Sales	% of Total	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$15.9	48.2%	$15.7	47.3%	$13.7	40.2%
Military & Government	12.8	38.8	11.7	35.2	13.7	40.2
Other	4.3	13.0	5.8	17.5	6.7	19.6
Total	$33.0	100.0%	$33.2	100.0%	$34.1	100.0%

Geographic Location	2001		2000		1999
	Sales	% of Total	Sales	% of Total	Sales	% of Total
Domestic	$28.2	85.5%	$24.5	73.8%	$27.0	79.2%
International	4.8	14.5	8.7	26.2	7.1	20.8
Total	$33.0	100.0%	$33.2	100.0%	$34.1	100.0%

Sales for 2001 were approximately $33.0 million, a decrease of .6% from 2000 sales, which decreased 3% from 1999 levels. Sales from customers within the United States increased 15% during 2001 versus a decrease of 9% in 2000 from 1999 sales. Sales from international customers decreased 45% in 2001 versus an increase of 22% in 2000 from the previous year.  During the fourth quarter of fiscal 2001 our sales of $5.0 million were significantly decreased from previous quarters and the comparable period of fiscal 2000, which is primarily attributable to the economic downturn and its effect on customer demand.  We believe the effect of the economy on demand for our products was further impacted by the September 11 attack on the United States.  Our international sales throughout fiscal 2001 were also impacted by economic factors in Europe and Asia-Pacific regions and reduced sales through Silicon Graphics, Inc. (“SGI”).

Sales in the broadcast and entertainment market increased 1% during fiscal 2001.  This reflects higher sales in our domestic operations resulting from our increased focus during the past two years on expanding opportunities with broadcast OEM customers.  This was offset by lower demand experienced from both European and Asia-Pacific customers, including SGI.  Sales in the military and government market increased $1.1 million or 9% during fiscal 2001, which primarily reflects higher demand in our domestic operations from a number of system integrators for certain defense related projects, as well as the U.S. Navy, which made up 14%, 8% and 13% of net sales in 2001, 2000 and 1999, respectively. Sales in the military and government market have historically fluctuated between years due to the timing of spending on defense-related programs.

The decline in sales in the other market segments during the past three years primarily reflects reduced demand from a medical imaging integrator and SGI.  Sales to SGI were $2.0 million in 2001, $8.2 million in 2000 and $9.1 million in 1999.   This reduction with SGI also reflects our shift in our strategy during the past three years of developing products and opportunities that support more open system platforms.

Our revenue growth in the future is dependent on our ability to provide new products and expand the applications of our products into targeted market segments. The NETarray family of products was released in fiscal 2000. Sales from NETarray products were approximately $10.3 million in 2001 and $1.1 million in 2000.  The NETarray product provided us expanded market opportunities for RAID 5 applications and contributed to the growth in domestic sales in each of the primary market segments.  We expect sales of NETarray for fiscal 2002 will increase, in absolute dollars and as a percentage of net sales.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 41.3% in 2001, 44.6% in 2000 and 51.0% in 1999. The decrease in the margins during 2001 is primarily due to increased sales of the NETarray product, which has lower margins than our other products.  In addition, during 1999 we benefited from decreased component costs due to the increased volatility of disk drive pricing.

Gross profit on product sales is highly dependent on the cost of disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost reductions to meet continued competitive pricing pressures. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2002 and anticipate our margins to decline based on anticipated higher proportion of sales of the NETarray product. We intend to partially offset these margin pressures through new product introductions.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses in 2001 increased approximately $3.7 million, or 84% to $8.2 million.  Of this increase approximately $3.2 million can be attributable to significant investments made in software and long-range strategic development activities through the addition of new personnel.  This includes approximately $620,000 of costs related to the SANStar acquisition, including the addition of the software development team in New Jersey that developed this technology, as discussed in Note 3 to the Consolidated Financial Statements.

In addition, approximately $500,000 of the remaining increase in 2001 is primarily due to prototype expense associated with development of new products, particularly the FibreSTORE 2210 and Talon products, which are anticipated to be released during fiscal 2002.  Research and development costs in 2000 increased approximately $400,000 from the 1999 levels, primarily the result of increased prototype expense associated with FibreSTORE RAID and NETarray products. We expect that research and development expenses will increase throughout fiscal 2002 as we continue our focus on software development.

SALES AND MARKETING EXPENSES:

Sales and marketing expense was 34.3% of net sales in 2001 compared to 32.4% in 2000 and 27.1% in 1999, an increase in absolute dollars of approximately $535,000 from 2000 to 2001 and $1.5 million from 1999 to 2000. This increase over this period primarily reflects added personnel in sales, product marketing and sales engineering in addition to higher promotional expenses associated with our efforts to expand our presence in certain vertical markets.  We expect these expenses to decrease in absolute dollars during fiscal 2002 as a result of cost reductions implemented during the second half of fiscal 2001.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses increased approximately $400,000 or 19% in 2001 as compared to 2000 and decreased $700,000 or 24% in 2000 as compared to 1999. The increase in 2001 is due to lower expense in the prior year due to adjustments in bad debt provisions in addition to the costs associated with the implementation of new information systems. We expect general and administrative expenses to increase in fiscal 2002 due to anticipated higher insurance costs.

RESTRUCTURING:

During fiscal 2001, we implemented two restructuring efforts.  In May 2001 we implemented a cost reduction program including the reduction of our workforce by 12% and the closing of our Singapore sales office.  During September 2001 we made further restructuring changes through the consolidation of certain sales and marketing management positions and the closing of our sales office in Japan.  These restructuring efforts are expected to reduce approximately $1 million from our fiscal 2001 operating expenses levels.  As a result of the restructuring, we recorded charges of $620,000 during fiscal 2001 of which approximately $455,000 is employee termination costs and $165,000 is facility closure and related costs.

OTHER INCOME:

Other income of $1.9 million, $2.0 million, and $1.8 million in fiscal 2001, 2000 and 1999, respectively, is primarily attributable to interest income on cash and marketable securities. The slight decrease in 2001 reflects overall lower interest rates on lower average cash and investment balances.

INCOME TAX EXPENSE:

For 2001 the effective income tax provision was 6.2% versus an effective income tax benefit of (37.8%) in 2000 and an income tax provision of 34% in 1999. See Note 4 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2001, we had a total of cash, cash equivalents and marketable securities of $30.0 million compared to $35.4 million at the end of 2000 and $35.9 million at the end of 1999.

Cash flows from (used in) operating activities were ($2.1) million, $1.0 million, and $5.0 million in 2001, 2000 and 1999, respectively. The change between years primarily reflects the operating losses offset by overall lower working capital requirements in fiscal 2001.  Capital expenditures were $2.9 million, $1.8 million and $1.8 million in 2001, 2000 and 1999, respectively. We anticipate that capital expenditures for 2002 will approximate $3.8 million due to anticipated spending on product development activities. During 1999, we initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount to be expended under the plan to $12.0 million.  As of September 30, 2001, 618,100 shares of common stock have been repurchased for $6.2 million.

Despite the cost reduction efforts implemented during fiscal 2001, we expect to incur an operating loss in fiscal 2002 due to continued investments expected in software and new product development.  We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, share repurchases, as well as any potential acquisitions in fiscal 2002.

CAUTIONARY STATEMENTS

Any forward-looking statements included in this section or elsewhere in this Form 10-K are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors set forth in Exhibit 99 to this Form 10-K.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We do not have any material, near-term, market rate risk.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Ciprico Inc. and Subsidiaries

Dollars in thousands

September 30	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,377	$3,496
Marketable securities	17,499	21,867
Accounts receivable, less allowance of $409 and $407 in 2001 and 2000	3,841	5,532
Inventory	5,254	5,760
Income taxes receivable	869	--
Deferred income taxes	--	898
Other current assets	701	584
Total current assets	34,541	38,137

Property and equipment, at cost:
Furniture and fixtures	721	730
Equipment	14,082	11,631
Leasehold improvements	429	412
	15,232	12,773
Accumulated depreciation and amortization	(11,328)	(9,762)
Net property and equipment	3,904	3,011

Marketable securities	6,139	10,070
Deferred income taxes	--	450
Other assets	95	113
	$44,679	$51,781

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,570	$2,785
Accrued compensation	680	769
Warranty accrual	423	223
Accrued restructuring	441	--
Other accrued expenses	662	330
Deferred revenue	373	387
Total current liabilities	5,149	4,494

COMMITMENTS	--	--

SHAREHOLDERS` EQUITY:
Common stock, 4,979,703 shares and 5,040,291 shares issued and outstanding in 2001 and 2000	50	50
Additional paid-in capital	36,013	36,197
Retained earnings	3,538	11,100
Deferred compensation from restricted stock	(71)	(60)
Total shareholders' equity	39,530	47,287
	$44,679	$51,781

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

Ciprico Inc. and Subsidiaries

Amounts in thousands, except per share amounts

Years ended September 30	2001	2000	1999
Net sales	$32,983	$33,210	$34,059
Cost of sales	19,360	18,388	16,688
Gross profit	13,623	14,822	17,371
Operating expenses:
Research and development	8,189	4,445	4,056
Sales and marketing	11,303	10,768	9,230
General and administrative	2,499	2,098	2,773
Restructuring charges	620	--	--
Total operating expenses	22,611	17,311	16,059
Income (loss) from operations	(8,988)	(2,489)	1,312

Other income, primarily interest	1,866	1,992	1,803
Income (loss) before income taxes	(7,122)	(497)	3,115

Income tax expense (benefit)	440	(188)	1,059
Net income (loss)	$(7,562)	$(309)	$2,056
Shares used to calculate income (loss) per share:
Basic	5,050	4,990	4,914
Diluted	5,050	4,990	5,015

Income (loss) per share:
Basic	$(1.50)	$(.06)	$.42
Diluted	$(1.50)	$(.06)	$.41

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS` EQUITY

Ciprico Inc. and Subsidiaries

Amounts in thousands, except share data

Years ended September 30, 2001, 2000 and 1999	Shares	Common stock and additional paid-in-capital	Retained earnings	Deferred compensation from restricted stock	Total
Balance, September 30, 1998	4,916,297	$36,032	$9,353	$(76)	$45,309

Exercise of employee stock options	142,251	525	--	--	525
Tax benefit related to options	--	252	--	--	252
Employee plan stock purchases	18,131	122	--	--	122
Restricted stock issued	11,600	88	--	(88)	--
Amortization of restricted stock	--	--	--	67	67
Net income	--	--	2,056	--	2,056
Repurchase of common stock	(133,500)	(1,041)	--	--	(1,041)
Balance, September 30, 1999	4,954,779	35,978	11,409	(97)	47,290

Exercise of employee stock options	89,711	256	--	--	256
Tax benefit related to options	--	80	--	--	80
Employee plan stock purchases	17,151	159	--	--	159
Restricted stock issued	3,650	37	--	(37)	--
Amortization of restricted stock	--	--	--	74	74
Net loss	--	--	(309)	--	(309)
Repurchase of common stock	(25,000)	(263)	--	--	(263)
Balance, September 30, 2000	5,040,291	36,247	11,100	(60)	47,287

Exercise of employee stock options	8,707	166	--	--	166
Tax benefit related to options	--	2	--	--	2
Employee plan stock purchases	21,905	164	--	--	164
Restricted stock issued	9,000	83	--	(83)	--
Amortization of restricted stock	--	--	--	72	72
Net loss	--	--	(7,562)	--	(7,562)
Repurchase of common stock	(100,200)	(599)	--	--	(599)
Balance, September 30, 2001	4,979,703	$36,063	$3,538	$(71)	$39,530

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Ciprico Inc. and Subsidiaries

Amounts in thousands

Years ended September 30	2001	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$(7,562)	$(309)	$2,056
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,145	2,507	2,632
Deferred income taxes	1,348	97	(626)
Other	--	--	(47)
Compensation related to stock transactions	72	74	67
Changes in operating assets and liabilities:
Accounts receivable	1,691	1,430	(1,295)
Inventory	506	(1,157)	(848)
Other assets	(99)	(139)	1,132
Accounts payable	(215)	144	203
Accrued expenses	884	202	169
Income taxes	(869)	(944)	1,173
Deferred revenue	(14)	(857)	426
Net cash flows provided by (used in) operating activities	(2,113)	1,048	5,042
Cash Flows from Investing Activities:
Equipment purchases	(2,922)	(1,800)	(1,818)
Other assets, net	(116)	(12)	19
Purchase of marketable securities	(45,111)	(46,386)	(61,789)
Proceeds from sale or maturity of marketable securities	53,410	46,815	53,464
Net cash flows provided by (used in) investing activities	5,261	(1,383)	(10,124)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	332	555	632
Repurchase of common stock	(599)	(263)	(1,041)
Net cash flows provided by (used in) financing activities	(267)	292	(409)
Net Increase (Decrease) in Cash and Cash Equivalents	2,881	(43)	(5,491)
Cash and Cash Equivalents at Beginning of Year	3,496	3,539	9,030
Cash and Cash Equivalents at End of Year	6,377	3,496	3,539
Marketable Securities—Current	17,499	21,867	23,363
Marketable Securities—Long-term	6,139	10,070	9,003
Total Cash and Investments at End of Year	$30,015	$35,433	$35,905

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiaries - September 30, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture and marketing of high-performance, direct-attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications.

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Ciprico Inc. and its wholly owned subsidiaries, Ciprico International Limited, Ciprico Asia-Pacific Inc. and Ciprico FSC, Inc. (a foreign sales corporation). All significant intercompany balances and transactions have been eliminated.

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

INVENTORY: Inventory is stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. At September 30, inventory consists of the following (in thousands):

	2001	2000
Finished Goods	$2,078	$1,809
Work-In-Process	837	1,322
Raw Materials	2,339	2,629
	$5,254	$5,760

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2001 and 2000, the Company's cash and cash equivalents were invested in a money market fund.

MARKETABLE SECURITIES: The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company's intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

At September 30, 2001 and 2000, amortized cost approximates fair value of held-to-maturity investments which consist of the following (in thousands):

	2001	2000
Current
Commercial Paper	$13,497	$12,866
U.S. Government Agencies	4,002	9,001
	17,499	21,867
Non-current
Commercial Paper	3,627	6,065
U.S. Government Agencies	2,512	4,005
	6,139	10,070
	$23,638	$31,937

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight line method over estimated useful lives of eighteen months to seven years or, in the case of leasehold improvements, over the period of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred. Accelerated and straight-line methods are used for income tax reporting.

EARNINGS PER SHARE: The Company's basic earnings per share amounts are computed by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

For the fiscal year ended September 30, 1999, 100,773 shares of common stock equivalents were included in the computation of diluted net earnings per share. For the fiscal years ended September 30, 2001, and 2000, 11,842, and 89,564 shares of common stock equivalents were excluded in the computation of earnings per share since they were antidilutive due to the net loss incurred by the Company. Options to purchase 831,750, 569,948, and 708,850 shares of common stock with a weighted average exercise price of $11.00, $13.52, and $12.11 were outstanding at September 30, 2001, 2000 and 1999, but were excluded from the computation of common share equivalents for the fiscal year because they were antidilutive as their exercise price exceeded the average trading price for the period.

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

NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Business Combinations and Goodwill and Intangible Assets.  These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require that the purchase method be used.  In addition, they eliminate the amortization of goodwill arising from purchase business combinations  but require annual tests for impairment.  The implementation of these statements in October 2002 should not have a material effect on the Company as it has no goodwill or intangible assets on its balance sheet.

2. RESTRUCTURING ACTIVITY

During fiscal 2001, the Company implemented two restructuring efforts.  The first occurred in the third quarter through a 12% reduction of the workforce and the closing of the Singapore sales office resulting in a charge of $220,000.  The second occurred at the end of the fourth quarter through the consolidation of certain sales and marketing management positions and the closing of the sales office in Japan resulting in a charge of $400,000.

Employee termination costs consist primarily of severance payments for employees. The facility closure and related costs consist of lease termination costs for the closing of the two international sales offices and writedown of certain fixed assets.

The following is a summary of the accrued restructuring activity during the year ended September 30, 2001 (in thousands):

	Restructuring charges	Amounts utilized	Accrued restructuring charges at end of period
Employee termination costs	$455	$(171)	$284
Facility closure and related costs	165	(8)	157
Total	$620	$(179)	$441

3. ACQUISITION

On February 7, 2001 the Company completed the acquisition of the SANStar technology from ECCS, Inc.  Under the terms of the agreement, the Company acquired all of the assets, rights, and intellectual property related to SANStar, a clustered, high reliability, network-connected storage management software system, for approximately $620,000 cash.   In addition to the technology acquisition, the Company also hired the New Jersey based software development team.   The purchase price was expensed during the year ended September 30, 2001, as the technology acquired was used in current research and development activities.

4. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

Years ended September 30	2001	2000	1999
Current:
Federal	$(975)	$(323)	$1,499
State	24	6	160
Foreign	43	32	26
	(908)	(285)	1,685

Deferred	1,348	97	(626)
	$440	$(188)	$1,059

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets are as follows (in thousands):

As of September 30	2001	2000
Current deferred tax assets:
Inventory	$542	$421
Allowance for doubtful accounts	150	149
Warranty accrual	155	81
Loss and credit carryforwards	1,664	--
Compensation accrual	222	117
Other	2	130
Less – valuation allowance	(2,735)	--
Current deferred tax asset	--	898

Long-term deferred tax assets:
Depreciation	346	382
Deferred compensation	--	68
Less – valuation allowance	(346)	--
Long-term deferred tax asset	--	450
	$--	$1,348

During the fourth quarter of 2001 the Company recorded an income tax adjustment of $1.4 million to establish a valuation allowance against previously recorded deferred tax assets. The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2001	2000	1999
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal income tax benefit	(.2)	.8	3.4
Change in valuation allowance	40.9	--	--
Foreign tax rate differential	(.1)	(8.6)	1.2
Meals and entertainment	.3	4.6	.4
R&D credits	--	--	(3.3)
Other, net	(.7)	(.6)	(1.7)
	6.2%	(37.8)%	34.0%

Cash paid for income taxes was approximately $67,000 in 2001, $551,000 in 2000 and $622,000 in 1999.

5. SHAREHOLDERS' EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million. As of September 30, 2001, 618,100 shares of common stock have been repurchased for $6.2 million.

Stock Option Plans

The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company's common stock at fair market value on the date of grant. The options become exercisable over varying periods and expire up to ten years from date of grant. At September 30, 2001, the Company had 119,976 shares reserved for future issuance under the plan.

Option transactions under the Company's stock option plans during the three years ended September 30, 2001 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1998	954,474	$10.51
Granted	260,250	9.10
Exercised	(148,651)	3.84
Canceled	(106,262)	11.98
Outstanding at September 30, 1999	959,811	11.00
Granted	269,500	10.06
Exercised	(89,711)	4.60
Canceled	(85,662)	11.37
Outstanding at September 30, 2000	1,053,938	11.28
Granted	427,000	6.81
Exercised	(14,250)	7.08
Canceled	(259,813)	12.16
Outstanding at September 30, 2001	1,206,875	9.55
Options exercisable at September 30:
1999	446,629	$11.51
2000	567,014	12.37
2001	548,212	11.56

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.80 – 05.80	119,000	5.0 years	$3.98	--	$--
6.81 – 10.13	713,825	3.5 years	8.60	226,074	8.89
10.25 – 17.88	374,050	1.7 years	13.14	322,138	11.56
	1,206,875			548,212

The weighted average fair value of options granted in 2001, 2000 and 1999 was $2.56, $4.24 and $3.85 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: no dividend yield; risk-free rate of return of 4.7%, 6.3% and 5.9%; volatility of 49.7%, 55.5% and 54.5%; and an average term of 3.0 years, 3.0 years and 3.2 years. The Company's 2001, 2000 and 1999 pro forma net income (loss) and net income (loss) per share would have been ($8.6 million), ($1.7 million) and $753,000 or ($1.70), ($.34), and $.16 per share had the fair value method been used for valuing options granted during 2001, 2000 and 1999. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan ("ESPP") provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 83,140 shares have been issued, including 21,905 shares for $164,827 in 2001, 17,151 shares for $158,647 in 2000 and 18,131 shares for $122,929 in 1999. At September 30, 2001, the Company had 66,860 shares reserved for future issuance under the ESPP.

Restricted Stock Plan

The 1996 Restricted Stock Plan ("RSP") provides for common stock awards to officers and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 43,370 shares have been issued. At September 30, 2001, the Company had 106,630 shares reserved for future issuance under the RSP.

6. EMPLOYEE BENEFIT PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of the first 6 percent of the participants' salaries. Contributions in addition to the minimum may also be made by the Company based on the Company's financial performance. The Company's contributions to this plan in 2001, 2000 and 1999 were approximately $256,000, $187,000 and $133,000.

7. SEGMENT INFORMATION

The Company operates in a single reportable segment.

The Company's net sales summarized by geographic area are as follows (in thousands):

	2001	2000	1999
North America	$28,188	$24,512	$27,009
Europe	2,285	4,540	4,010
Japan	1,744	2,132	2,134
Other foreign	766	2,026	906
	$32,983	$33,210	$34,059

The Company has no material long-lived assets outside of the United States.

Sales to significant customers, as a percentage of net sales, are as follows:

	2001	2000	1999
Customer A	6%	25%	27%
Customer B	14	8	13
Customer C	16	3	--
	36%	36%	40%

At September 30, 2001, 2000 and 1999, the Company had a receivable from customer A totaling $164,000, $524,000 and $1.7 million and a receivable from customer B totaling $603,000, $1.1 million and $1.8 million and a receivable from customer C totaling $691,000, $423,000 and $0, respectively.

8. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through February 2004.  Future minimum payments under these leases are $499,000, $97,000 and $28,000 for fiscal 2002, 2003 and 2004, respectively. For the years ended September 30, 2001, 2000, and 1999, operating lease expenses were $575,000, $547,000, and $572,000.

INDEPENDENT AUDITOR REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS -- CIPRICO INC.

We have audited the accompanying consolidated balance sheets of Ciprico Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc. and subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Ciprico Inc. and subsidiaries for each of the three years in the period ended September 30, 2001.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

October 26, 2001

QUARTERLY FINANCIAL DATA

(unaudited) in thousands, except per share amounts

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001
Net sales	$9,066	$9,412	$9,467	$5,038	$32,983
Net income (loss)	(86)	(935)	(873)	(5,668)	(7,562)
Net income (loss) per share—diluted	(.02)	(.18)	(.17)	(1.12)	(1.50)

2000
Net sales	$6,847	$8,190	$9,742	$8,431	$33,210
Net income (loss)	(109)	60	262	(522)	(309)
Net income (loss) per share—diluted	(.02)	.01	.05	(.10)	(.06)

1999
Net sales	$7,774	$8,614	$9,109	$8,562	$34,059
Net income	283	521	665	587	2,056
Net income per share—diluted	.06	.10	.13	.12	.41

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Other than “Executive officers of the Registrant” which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11.               EXECUTIVE COMPENSATION

                The information required by Item 11 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by Item 12 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None.

ITEM 14.               EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                (a)           Exhibits.  See "Exhibit Index" on page following financial statement schedules.

                (b)           Financial Statement Schedules.  See Schedule II on page following signatures.

                (c)           Reports on Form 8-K.

                No report on Form 8-K was filed during the three months ending September 30, 2001.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the "Registrant")

Date: December 3, 2001	By	/s/ Robert H. Kill
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

Signature	Title	Date

/s/ Robert H. Kill	President, Chief Executive Officer and
Robert H. Kill	Director	December 3, 2001
(Principal executive officer)

/s/ Thomas S. Wargolet	Vice President - Finance and Chief	December 3, 2001
Thomas S. Wargolet	Financial Officer (Principal
financial and accounting officer)

/s/ William N. Wray	Director	December 3, 2001
William N. Wray

/s/ James W. Hansen	Director	December 3, 2001
James W. Hansen

/s/ Mark D. Griffiths	Director	December 3, 2001
Mark D. Griffiths

/s/ Bruce J. Bergman	Director	December 3, 2001
Bruce J. Bergman

/s/ Thomas F. Burniece	Director and Chairman of the Board	December 3, 2001
Thomas F. Burniece

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Column A	Column B	Column C		Column D		Column E
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
	of Period	Expenses	Accounts	Deductions		of Period

Accounts receivable allowance
September 30, 2001	$408,000	$274,000	-	$(273,000)	A	$409,000
September 30, 2000	545,000	60,000	-	(197,000)	A	408,000
September 30, 1999	277,000	333,000	-	(65,000)	A	545,000

Warranty reserve
September 30, 2001	$223,000	$242,000	-	$(42,000)	B	$423,000
September 30, 2000	75,000	148,000	-	--	B	223,000
September 30, 1999	135,000	106,000	-	(166,000)	B	75,000

A - Deductions represent accounts receivable written-off during the year.

B - Deductions represent warranty work performed during the year.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended	Commission File No.: 0-11336
September 30, 2001

CIPRICO INC.

Exhibit	Description

3.1	The Registrant's Certificate of Incorporation, as amended to date--incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-Q for the quarter ended March 31, 1988*

3.2	The Registrant's Bylaws, as amended to date--incorporated by reference to Exhibit 19.2 of the Registrant's Form 10-Q for the quarter ended March 31, 1988*

10.1

Lease Agreement, dated December 3, 1991, relating to manufacturing space located at 2800 Campus Drive, Plymouth, Minnesota and corporate office space located at 2955 Xenium Lane, Plymouth Minnesota--incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended September 30, 1991*

10.2

First Amendment, dated July 1, 1996, to Lease Agreement dated December 3, 1991, relating to space at 2800 Campus Drive, Plymouth, Minnesota--incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.*

10.3

Second Amendment, dated September 2, 1997, to Lease Agreement dated December 3, 1991 relating to space at 2800 Campus Drive, Plymouth, Minnesota - - incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1997.*

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

10.10**	Registrant's 1996 Restricted Stock Plan, as amended--incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998*

10.11**	Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan--incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended September 30, 1995*

10.12**	Registrant’s 1999 Amended and Restated Stock Option Plan - - incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998*

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

22	Subsidiaries of the Registrant
Jurisdiction
	Name	of Incorporation

	Ciprico FSC, Inc.	Virgin Islands
	Ciprico International Limited	England
	Ciprico Asia-Pacific, Inc.	Delaware

23.1	Consent of Grant Thornton LLP

24	Power of Attorney from Certain Directors--see Signature Page

99A	Cautionary Statements

*    Incorporated by reference - Commission File No. 0-11336

**  Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.