Form 10-Q
period 2001-12-31
CIPRICO INC
filed 2002-02-11
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-11336

CIPRICO INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	41-1749708
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2800 Campus Drive

Plymouth, Minnesota  55441

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (763) 551-4000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 5, 2002 was 4,906,340 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2001	2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,053	$6,377
Marketable securities	18,491	17,499
Accounts receivable, less allowance	3,735	3,841
Inventories	6,132	5,254
Income taxes receivable	869	869
Other current assets	548	701
Total current assets	32,828	34,541

Property and equipment, net	3,672	3,904
Marketable securities	5,108	6,139
Other assets	30	95
	$41,638	$44,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,238	$2,570
Accrued expenses	2,283	2,206
Deferred revenue	486	373
Total current liabilities	5,007	5,149

Shareholders’ equity:
Capital stock	49	50
Additional paid-in capital	35,600	36,013
Retained earnings	1,046	3,538
Deferred compensation from restricted stock	(64)	(71)
Total shareholders’ equity	36,631	39,530
	$41,638	$44,679

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	(In thousands except per share amounts)
NET SALES	$7,215	$9,066
Cost of sales	4,496	5,210

GROSS PROFIT	2,719	3,856

OPERATING EXPENSES:
Research and development	2,475	1,234
Sales and marketing	2,397	2,705
General and administrative	641	614
Total operating expenses	5,513	4,553

LOSS FROM OPERATIONS	(2,794)	(697)
Other income, primarily interest	302	567

LOSS BEFORE INCOME TAXES	(2,492)	(130)
Income tax benefit	--	(44)
NET LOSS	$(2,492)	$(86)

Shares used to calculate net loss per share:
Basic and diluted	4,935	5,041

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.50)	$(.02)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2001	2000
	(In thousands)
Cash flows for operating activities:
Net loss	$(2,492)	$(86)
Depreciation and amortization	580	542
Changes in operating assets and liabilities	(792)	(1,760)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,704)	(1,304)

Cash flows from investing activities:
Equipment purchases	(318)	(583)
Purchases of marketable securities	(9,931)	(11,337)
Proceeds from sale or maturity of marketable securities	9,970	11,318

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(279)	(602)

Cash flows from financing activities:
Repurchase of common stock	(341)	--
Proceeds from issuance of common stock	--	87

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(341)	87

Net decrease in cash and cash equivalents	(3,324)	(1,819)

Cash and cash equivalents at beginning of period	6,377	3,496

Cash and cash equivalents at end of period	3,053	1,677

Marketable securities, current	18,491	21,876
Marketable securities, long-term	5,108	10,080

Total cash and marketable securities	$26,652	$33,633

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiary (the Company) is the design, manufacture, and marketing of high performance, direct attached and networked storage solutions, including intelligent disk array hardware, software and services for visual computing applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three-month periods ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K filed on December 3, 2001.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and U.S. government agencies.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At December 31, 2001 and September 30, 2001, amortized cost approximates fair value of held-to-maturity investments, which consist of the following:

	December 31,	September 30,
	2001	2001
	(In thousands)
Current marketable securities:
Commercial Paper	$14,489	$13,497
U.S. Government Agencies	4,002	4,002
	18,491	17,499
Non-current marketable securities:
Commercial Paper	2,598	3,627
U.S. Government Agencies	2,510	2,512
	5,108	6,139

	$23,599	$23,638

NOTE C – INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method.  Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of December 31, 2001 and September 30, 2001 inventory consists of the following:

	December 31,	September 30,
	2001	2001
	(In thousands)
Finished Goods	$3,138	$2,078
Work-in-Process	1,166	837
Raw Materials	1,828	2,339
	$6,132	$5,254

NOTE D – SHAREHOLDERS’ EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million.  As of December 31, 2001, 691,700 shares of common stock have been repurchased for approximately $6.5 million.

NOTE E – NET EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  For the three months ended December 31, 2001, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share.

For the three month period ended December 31, 2001 and 2000, common stock equivalents of 41,931 and 14,392, respectively were excluded in the computation of the net loss per share since they were antidilutive.  Options to purchase 1,111,491 and 848,238 shares of common stock with a weighted average exercise price of $9.60 and $11.88 were outstanding at December 31, 2001 and 2000, but were excluded from the computation of common share equivalents for the three-month period because their exercise price exceeds the average share price during the quarter.

NOTE F – SEGMENT INFORMATION

The Company operates in a single reportable segment.  The following presents net sales for the three months ended December 31, 2001 and 2000 by geographic area.  The Company has no material long-lived assets outside of the United States.

	2001	2000
	(In thousands)
Geographic Area
North America	$6,173	$7,554
Europe	793	731
Pacific Rim	249	781
	$7,215	$9,066

The Company had two customers that accounted for approximately 21% and 11% of sales for the three months ended December 31, 2001.  For the three months ended December 31, 2000 the Company had two different customers that accounted for 14% and 13% of sales.

CIPRICO INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Comparative information on sales by market for the period ended December 31, are shown in the chart below (in millions).

	2001		2000
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$2.3	32%	$4.4	48%
Military & Government	4.5	63	3.7	41
Other	0.4	5	1.0	11
Total	$7.2	100%	$9.1	100%

	2000		2000
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$6.2	86%	$7.6	84%
International	1.0	14	1.5	16
Total	$7.2	100%	$9.1	100%

Net sales for the three-month period ended December 31, 2001 decreased 21% to $7.2 million compared to $9.1 million for the same period last year.  Sales from customers in the United States decreased 18% and sales from international customers decreased 33% for the period.  Sales of the NETarray product were approximately $2.8 million for the period.

The 22% increase in sales in the Military segment reflects higher demand from a number of integrators for military and surveillance applications, including both the NETarray and our ruggedized bandwidth products.  The 48% decrease in sales in the Broadcast segment between the periods primarily reflects reduced spending levels from our OEM customers as a result of the continued economic downturn.  The decline in sales in the other market segment primarily reflects reduced demand from a medical imaging integrator and a geosciences customer.

Our revenue growth in fiscal 2002 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify our products.

Gross profit, as a percentage of net sales, was 37.7% for the three months ended December 31, 2001, compared to 42.5% for the same prior year period.  This decline primarily reflects the impact of unfavorable overhead variances due to overall lower volumes.  This also reflects the higher mix of the NETarray product, which carries lower margins than our other products.

Research and development expenses increased $1.2 million or 101% to $2.5 million, compared to the same quarter last year, which primarily reflects increases in engineering salaries and prototype expenses associated with new products, including the FibreSTORE 2210 and TALON™, as well as spending related to software development activities for our digital media appliance family.  We expect that quarterly research and development expense levels for the remainder of the year will approximate the levels of the first quarter of fiscal 2002.

Sales and marketing expenses were 33.2% of sales for the three months ended December 31, 2001 as compared to 29.8% for the same prior year period, a decrease in absolute dollars of $308,000.  This 11% decrease is primarily the result of the restructuring efforts implemented during the second half of fiscal 2001.  General and administrative expenses increased $27,000 or 4% to $641,000 for the three months ended December 31, 2001, as compared to the same quarter of last year, which primarily reflects increases in insurance costs.

Other income decreased approximately $265,000 due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had cash, cash equivalents and marketable securities totaling $26.7 million compared to $30.0 million at the end of fiscal 2001.

Cash flows used in operating activities was $2.7 million for the three months ended December 31, 2001 compared to $1.3 million for the same period last year.  The increase primarily reflects a higher operating loss for the period. Capital expenditures of approximately $318,000 for the three months ended December 31, 2001 primarily reflect spending related to our new product development efforts.  We anticipate that capital expenditures for fiscal 2002 will approximate $2.5 to $3.8 million.  During the three months ended December 31, 2001, we purchased 73,600 shares of common stock for approximately $341,000.  The remaining authorization as of December 31, 2001 under our stock buyback program is $5.5 million.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in Exhibit 99 on Form 10-K filed on December 3, 2001.  Some of these reasons include the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter.  Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

CIPRICO INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in commercial paper and highly rated U.S. government agencies.  All investments are held-to-maturity.  The market risk on such investments is minimal.  Receivables from sales to foreign customers are denominated in U.S. Dollars.  If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company’s foreign subsidiary, Ciprico International Limited, are denoted in pounds sterling.  The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

CIPRICO INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

                None.

(b)           Reports of form 8-K

                None.

CIPRICO INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: February 8, 2002	/s/ Robert H. Kill
Robert H. Kill, President
(Chief Executive Officer)

Dated: February 8, 2002	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)

CIPRICO INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description