Form 10-Q
period 2002-03-31
CIPRICO INC
filed 2002-05-06
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 26, 2002 was 4,905,080 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)

	March 31, 2002	September 30, 2001

ASSETS

Current assets:

Cash and cash equivalents

$

2,088

$

6,377

Marketable securities

17,986

17,499

Accounts receivable, less allowance	6,148	3,841
Inventories	5,518	5,254

Income taxes receivable

1,265

869

Other current assets	399	701

Total current assets

33,404

34,541

Property and equipment, net	3,478	3,904
Marketable securities	5,098	6,139
Other assets	28	95
	$42,008	$44,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,367	$2,570
Accrued expenses	2,672	2,206
Deferred revenue	417	373

Total current liabilities

6,456

5,149

Shareholders’ equity:
Capital stock	49	50
Additional paid-in capital	35,594	36,013
Retained earnings (deficit)	(3)	3,538
Deferred compensation from restricted stock	(88)	(71)
Total shareholders’ equity	35,552	39,530

$

42,008

$

44,679

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

(In thousands, except
per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

NET SALES	$8,110	$9,412	$15,325	$18,478
Cost of sales	5,356	5,504	9,852	10,714

GROSS PROFIT	2,754	3,908	5,473	7,764

OPERATING EXPENSES:
Research and development	2,294	2,303	4,769	3,538
Sales and marketing	2,205	2,905	4,602	5,608
General and administrative	670	627	1,311	1,241
Total operating expenses	5,169	5,835	10,682	10,387

LOSS FROM OPERATIONS	(2,415)	(1,927)	(5,209)	(2,623)
Other income, primarily interest	236	511	538	1,077

LOSS BEFORE INCOME TAXES	(2,179)	(1,416)	(4,671)	(1,546)
Income tax benefit	(1,130)	(481)	(1,130)	(525)

NET LOSS	$(1,049)	$(935)	$(3,541)	$(1,021)

Shares used to calculate net loss per share:
Basic and diluted	4,904	5,057	4,919	5,050

NET LOSS PER SHARE:
Basic and diluted	$(0.21)	$(0.18)	$(0.72)	$(0.20)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Six Months Ended March 31,
	2002	2001

Cash flows for operating activities:
Net loss	$(3,541)	$(1,021)
Depreciation and amortization	1,170	1,084
Changes in operating assets and liabilities	(1,362)	(220)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,733)	(157)

Cash flows from investing activities:
Equipment purchases	(761)	(1,380)
Purchases of marketable securities	(19,900)	(25,138)
Proceeds from sale or maturity of marketable securities	20,454	27,629

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(207)	1,111

Cash flows from financing activities:
Repurchase of common stock	(486)	(52)
Proceeds from issuance of common stock	137	133

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(349)	81

Net increase (decrease) in cash and cash equivalents	(4,289)	1,035

Cash and cash equivalents at beginning of period	6,377	3,496

Cash and cash equivalents at end of period	2,088	4,531

Marketable securities, current	17,986	20,895
Marketable securities, long-term	5,098	8,551

Total cash and marketable securities	$25,172	$33,977

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiary (the Company) is the design, manufacture, and marketing of storage and system solutions for digital media applications within the broadcast and entertainment, military and government, and enterprise markets.  The Company’s solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2002 and the results of operations for the three month and six month periods ended March 31, 2002 and 2001, and the cash flows for the six months ended March 31, 2002 and 2001. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 3, 2001.

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

At March 31, 2002 and September 30, 2001, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	March 31, 2002	September 30, 2001

Current marketable securities:

Commercial Paper

$

11,477

$

13,497

U.S. Government Agencies	6,509	4,002
	17,986	17,499
Non-current marketable securities:
Commercial Paper	5,098	3,627
U.S. Government Agencies	—	2,512
	5,098	6,139

	$23,084	$23,638

NOTE C — INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of March 31, 2002 and September 30, 2001 inventory consists of the following (in thousands):

	March 31, 2002	September 30, 2001

Finished Goods	$1,558	$2,339
Work-in-Process	1,222	837
Raw Materials	2,738	2,078
	$5,518	$5,254

NOTE D — INCOME TAXES

For the three and six month periods ended March 31, 2002 the income tax benefit of $1.1 million reflects recognition of current income tax benefits related to an expected Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

NOTE E — SHAREHOLDERS’ EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount to be expended under the plan to $12.0 million.  As of March 31, 2002, 719,860 shares of common stock have been repurchased for approximately $6.6 million.

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three month periods ended March 31, 2002 and 2001, common stock equivalents of 67,818 and 36,990 were excluded from the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 1,131,194 and 814,676 shares of common stock with a weighted average exercise price of $9.25 and $14.10 were outstanding at March 31, 2002 and 2001, but were excluded from the computation of common share equivalents for the three month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the six month periods ended March 31, 2002 and 2001, common stock equivalents of 42,565 and 124,489 were excluded in the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 1,117,991 and 890,353 shares of common stock with a weighted average exercise price of $9.41 and $13.54 were outstanding at March 31, 2002 and 2001, but were excluded from the computation of common share equivalents for the six month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE G — SEGMENT INFORMATION

The Company operates in a single reportable segment.  The Company has no material long-lived assets outside of the United States.  The following presents net sales for the six months ended March 31, 2002 and 2001 by geographic area (in thousands).

Geographic Area	2002	2001

North America	$13,458	$15,115
Europe	1,476	1,555
Other foreign	391	1,808
	$15,325	$18,478

The Company had two customers that accounted for approximately 16% and 15% of sales for the six months ended March 31, 2002.  For the six months ended March 31, 2001 the Company had a different customer that accounted for approximately 18% of sales.

CIPRICO INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2002 Compared to Three and Six Months Ended March 31, 2001

Comparative information on sales by market for the period ended March 31, are shown in the chart below (in millions).

For the Three Months Ended March 31:

Market	2002		2001
	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$4.8	59%	$4.9	52%
Military & Government	3.0	37	2.8	30
Other	0.3	4	1.7	18
Total	$8.1	100%	$9.4	100%

Geographic Location	2002		2001
	Sales	% of Total	Sales	% of Total
Domestic	$7.3	90%	$7.5	80%
International	0.8	10	1.9	20
Total	$8.1	100%	$9.4	100%

For the Six Months Ended March 31:

Market	2002		2001
	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$7.1	46%	$9.3	50%
Military & Government	7.5	49	6.5	35
Other	0.7	5	2.7	15
Total	$15.3	100%	$18.5	100%

Geographic Location	2002		2001
	Sales	% of Total	Sales	% of Total
Domestic	$13.5	88%	$15.1	82%
International	1.8	12	3.4	18
Total	$15.3	100%	$18.5	100%

Net sales for the three month period ended March 31, 2002 decreased 14% to $8.1 million compared to $9.4 million for the comparable period in 2001.  Net sales for the six month period ended March 31, 2002 decreased 17% to $15.3 million compared to $18.5 million for the same period last year.  Sales in the Broadcast segment decreased $100,000 or 2% and $2.2 million or 24% for the three and six month periods ended March 31, 2002, respectively.  The decline primarily reflects reduced spending levels from our OEM customers as a result of the general economic downturn.  This was partially offset by sales from a new customer for the three months ended March 31, 2002.  Sales in the Military segment increased $200,000 or 7% and $1.0 million or 15% for the three and six month periods ended March 31, 2002, respectively.  This reflects higher demand from systems integrators primarily during the first quarter, associated with defense related program spending.  The decrease in the Other segment for both the three and six month periods ended March 31, 2002 primarily reflects a reduction in demand from geoscience and medical imaging customers and reduced demand from Silicon Graphics, Inc. (SGI).  Sales to SGI worldwide decreased $420,000 from $1.3 million to $880,000 for the six month periods between years.

Sales from customers in the United States decreased 3% and 11% for the three and six month periods ended March 31, 2002.  Sales from international customers decreased 58% and 47% for the three and six month periods ended March 31, 2002.  The decline in international sales for the first six months reflects decreased volumes with post production customers, primarily from Asia-Pacific regions following the closure of our Singapore and Tokyo offices during the fourth quarter of fiscal 2001.

Our revenue growth in fiscal 2002 is dependent on market acceptance of new products, expansion of products into new applications within their targeted market segments, and success of programs which specify our products.

Gross profit, as a percentage of net sales, was 34.0% and 35.7% for the three month and six month periods ended March 31, 2002, compared to 41.5% and 42.0% for the same prior year periods.  This decline primarily reflects increased sales of the NETarray product and a higher mix of Broadcast sales, both of which carry lower margins.

Gross profit on product sales is highly dependent on the cost of disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost reductions. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2002. We intend to partially offset these margin pressures through new product introductions and ongoing cost reductions.

Research and development expenses for the three and six month periods ended March 31, 2002 were $2.3 million and $4.8 million.  Research and development expenses for the three and six month periods ended March 31, 2001 were $2.3 million and $3.5 million, which included approximately $600,000 of costs relating to the SANStar acquisition.  The pro forma increase in research and development expenses, excluding the SANStar acquisition, was $600,000, or 35% for the three month period ended March 31, 2002 and $1.9 million, or 66% for the six month period ended March 31, 2002, compared to the current year periods.  This increase primarily reflects increases in engineering salaries and prototype expenses associated with new products, including the FibreSTORE 2210 and TALON™, as well as spending related to software development activities for DiMeda™.  We expect that research and development expense levels for the last half of the year will approximate the levels of the first half of fiscal 2002.

Sales and marketing expenses were $2.2 million and $4.6 million for the three and six month periods ended March 31, 2002, compared to $2.9 million and $5.6 million for the same prior year periods, a decrease of $700,000 and $1.0 million, respectively.  These reductions reflect the impacts of our restructuring efforts from fiscal 2001. General and administrative expenses increased approximately $43,000 and $70,000 for the three and six month periods ended March 31, 2002, as compared to the same prior year periods.  This increase primarily reflects increased insurance costs between years.

Other income decreased approximately $275,000 and $539,000 for the three and six month periods ended March 31, 2002, as compared to the same prior year periods. This decrease is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

An income tax benefit of $1.1 million was recorded in the three and six month periods ended March 31, 2002.  This benefit reflects recognition of current income tax benefits related to an expected Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash, cash equivalents and marketable securities totaling $25.2 million compared to $30.0 million at the end of fiscal 2001.

Cash flows used in operating activities were $3.7 million for the six months ended March 31, 2002 compared to

$157,000 for the same period last year.  The increase primarily reflects a higher operating loss for the period. Capital expenditures of approximately $761,000 for the six months ended March 31, 2002 primarily reflect spending related to our new product development efforts.  We anticipate that capital expenditures for fiscal 2002 will approximate $1.5 to $2.5 million.  During the six months ended March 31, 2002, we purchased 101,760 shares of common stock for approximately $486,000. The remaining authorization as of March 31, 2002 under our stock buyback program is $5.4 million.

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

CIPRICO INC.

Dated: May 3, 2002	/s/ Robert H. Kill
Robert H. Kill, President (Chief Executive Officer)

Dated: May 3, 2002	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of Finance/Chief Financial Officer (Principal Financial and Accounting Officer)