Form 10-Q
period 2002-06-30
CIPRICO INC
filed 2002-08-12
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________________________________

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

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

Yes ☒  No☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 2, 2002 was 4,886,467 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30,	September 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents

$

6,311

$

6,377

Marketable securities

13,505

17,499

Accounts receivable, less allowance	6,789	3,841
Inventories, net	4,839	5,254

Income taxes receivable

—

869

Other current assets	348	701

Total current assets

31,792

34,541

Property and equipment, net	3,301	3,904
Marketable securities	5,124	6,139
Other assets	57	95
	$40,274	$44,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,362	$2,570
Accrued expenses	3,185	2,206
Deferred revenue	451	373

Total current liabilities

6,998

5,149

Shareholders’ equity:
Capital stock	49	50
Additional paid-in capital	35,202	36,013
Retained earnings (deficit)	(1,896)	3,538
Deferred compensation from restricted stock	(79)	(71)
Total shareholders’ equity	33,276	39,530

$

40,274

$

44,679

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except

per share amounts)

	Three Months Ended		Nine months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET SALES	$9,081	$9,467	$24,406	$27,945
Cost of sales	6,146	5,338	15,998	16,052

GROSS PROFIT	2,935	4,129	8,408	11,893

OPERATING EXPENSES:
Research and development	2,090	2,029	6,859	5,586
Sales and marketing	2,284	2,927	6,886	8,536
General and administrative	667	695	1,978	1,937
Restructuring	—	220	—	220
Total operating expenses	5,041	5,871	15,723	16,279

LOSS FROM OPERATIONS	(2,106)	(1,742)	(7,315)	(4,386)
Other income, primarily interest	213	419	751	1,497

LOSS BEFORE INCOME TAXES	(1,893)	(1,323)	(6,564)	(2,889)
Income tax benefit	—	(450)	(1,130)	(975)

NET LOSS	$(1,893)	$(873)	$(5,434)	$(1,914)

Shares used to calculate net loss per share:
Basic and diluted	4,886	5,060	4,908	5,053

NET LOSS PER SHARE:
Basic and diluted	$(0.39)	$(0.17)	$(1.11)	$(0.38)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Nine Months Ended
	June 30,

	2002	2001

Cash flows for operating activities:
Net loss	$(5,434)	$(1,914)
Depreciation and amortization	1,770	1,622
Changes in operating assets and liabilities	308	(503)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,356)	(795)

Cash flows from investing activities:
Equipment purchases	(1,153)	(1,828)
Purchases of marketable securities	(24,945)	(37,542)
Proceeds from sale or maturity of marketable securities	29,954	39,490

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	3,856	120

Cash flows from financing activities:
Repurchase of common stock	(703)	(52)
Proceeds from issuance of common stock	137	231

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(566)	179

Net decrease in cash and cash equivalents	(66)	(496)

Cash and cash equivalents at beginning of period	6,377	3,496

Cash and cash equivalents at end of period	6,311	3,000

Marketable securities, current	13,505	21,455
Marketable securities, long-term	5,124	8,534

Total cash and marketable securities	$24,940	$32,989

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

NOTE A — BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of storage and system solutions for digital media applications within the broadcast and entertainment, military and government, and enterprise markets.  The Company’s solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2002 and the results of operations for the three month and nine month periods ended June 30, 2002 and 2001, and the cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 3, 2001.

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

At June 30, 2002 and September 30, 2001, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	June 30,	September 30,
	2002	2001

Current marketable securities:

Commercial Paper

$

8,499

$

13,497

U.S. Government Agencies	5,006	4,002
	13,505	17,499
Non-current marketable securities:
Commercial Paper	3,613	3,627
U.S. Government Agencies	1,511	2,512
	5,124	6,139

	$18,629	$23,638

NOTE C — INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of June 30, 2002 and September 30, 2001 inventory consists of the following (in thousands):

	June 30,	September 30,
	2002	2001
Finished Goods	$1,628	$2,339
Work-in-Process	964	837
Raw Materials	2,247	2,078
	$4,839	$5,254

NOTE D — INCOME TAXES

For the nine month period ended June 30, 2002 the income tax benefit of $1.1 million reflects recognition of current income tax benefits related to a Federal income tax refund received under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

NOTE E — SHAREHOLDERS’ EQUITY

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount to be expended under the plan to $12.0 million.  As of June 30, 2002, 759,980 shares of common stock have been repurchased for approximately $6.9 million.

NOTE F — NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net loss per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three month periods ended June 30, 2002 and 2001, common stock equivalents of 58,780 and 4,755 were excluded from the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 1,085,641 and 1,031,426 shares of common stock with a weighted average exercise price of $9.11 and $12.52 were outstanding at June 30, 2002 and 2001, but were excluded from the computation of common share equivalents for the three month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the nine month periods ended June 30, 2002 and 2001, common stock equivalents of 55,748 and 19,320 were excluded in the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.   Options to purchase 812,720 and 897,167 shares of common stock with a weighted average exercise price of $12.17 and $13.16 were outstanding at June 30, 2002 and 2001, but were excluded from the computation of common share equivalents for the nine month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE G — SEGMENT INFORMATION

The Company operates in a single reportable segment.  The Company has no material long-lived assets outside of the United States.  The following presents net sales for the nine months ended June 30, by geographic area (in thousands).

Geographic Area	2002	2001
North America	$22,053	$23,718
Europe	1,822	2,076
Other	531	2,151
	$24,406	$27,945

For the nine months ended June 30, 2002 customer A accounted for approximately 17%, customer B accounted for 13%, customer C accounted for 12% and customer D accounted for 10% of sales.  For the nine months ended June 30, 2001 customer D accounted for 13% of sales and the Company had a different customer that accounted for approximately 18% of sales.

CIPRICO INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2002 Compared to Three and Nine Months Ended June 30, 2001

Comparative information on sales by market for the period ended June 30, are shown in the chart below (in millions).

For the Three Months Ended June 30:

	2002		2001
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$5.2	57%	$4.2	44%
Military & Government	3.7	41	4.2	44
Other	0.2	2	1.1	12
Total	$9.1	100%	$9.5	100%

	2002		2001
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$8.6	95%	$8.7	92%
International	0.5	5	0.8	8
Total	$9.1	100%	$9.5	100%

For the Nine Months Ended June 30:

	2002		2001
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$12.2	50%	$13.5	48%
Military & Government	11.2	46	10.7	39
Other	1.0	4	3.7	13
Total	$24.4	100%	$27.9	100%

	2002		2001
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$22.1	91%	$23.7	85%
International	2.3	9	4.2	15
Total	$24.4	100%	$27.9	100%

Net sales for the three month period ended June 30, 2002 decreased 4% to $9.1 million compared to $9.5 million for the comparable period in fiscal 2001.    Sales in the Broadcast segment increased $1.0 million or 24% for the three month period ended June 30, 2002.  This increase includes approximately $1.8 million of sales from a new OEM customer offset by decreased sales from other customers due to lower spending levels as a result of the general economic slowdown.    Sales in the Military segment for the three months ended June 30, 2002 decreased $500,000 or 12%, compared to the same period in fiscal 2001.  The decrease reflects the cyclical spending patterns of this program-oriented business.   For the three months ended June 30, 2002 we shipped approximately $560,000 of our new TALON™ product to customers in the Military segment.  The decrease of sales in the Other segment primarily reflects a reduction in demand from geoscience and medical imaging customers and reduced demand from Silicon Graphics, Inc. (SGI).

Net sales for the nine month period ended June 30, 2002 decreased 13% to $24.4 million compared to $27.9 million for the comparable period in fiscal 2001.  Sales in the Broadcast segment decreased $1.3 million or 10% for the nine month period ended June 30, 2002 compared to the same period in fiscal 2001.  The decline primarily reflects reduced spending levels in this segment as a result of the general economic slowdown.  The decline was partially offset by increased sales of approximately $5 million from two Broadcast OEM customers between years.  Sales in the Military segment increased $500,000 or 5% for the nine month period ended June 30, 2002, compared to the same period last year.  This increase reflects the cyclical spending patterns of this program-oriented business.  The decrease in the Other segment for the first nine months of fiscal 2002 primarily reflects a reduction in demand from geoscience and medical imaging customers and reduced demand from SGI.  Sales to SGI worldwide for the nine months ended June 30, 2002 decreased $613,000 to $1.3 million as compared to the same period last year.

Sales from customers in the United States decreased 1% and 7% for the three and nine month periods ended June 30, 2002, respectively, compared to the same periods last year.  Sales from international customers decreased 38% and 45% for the three and nine month periods ended June 30, 2002, respectively, compared to the same periods last year. The decline in international sales for the first nine months of fiscal 2002 reflects decreased volumes with post production customers, primarily from Asia-Pacific regions following the closure of our Singapore and Tokyo offices during the fourth quarter of fiscal 2001.

Our revenue growth in fiscal 2002 and beyond is dependent on market acceptance of new products, expansion of products into new applications within their targeted market segments, and success of programs which specify our products.

Gross profit, as a percentage of net sales, was 32.3% and 34.5% for the three month and nine month periods ended June 30, 2002, respectively, compared to 43.6% and 42.6% for the same prior year periods.  This decline primarily reflects increased sales of the NETarray product and a higher mix of Broadcast sales, both of which carry lower margins.  In addition our gross profit margins for fiscal 2002 have been adversely impacted by flattened disk drive costs versus continued price competition, particularly on higher capacity disk drives sold.

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

Research and development expenses for the three and nine month periods ended June 30, 2002 were $2.1 million and $6.9 million, respectively.  Research and development expenses for the three and nine month periods ended June 30, 2001 were $2.0 million and $5.6 million, respectively.  Expenses for the nine month period ended June 30, 2001 included approximately $600,000 of costs relating to the SANStar acquisition.  The increase in research and development expenses, excluding the SANStar acquisition, was $1.9 million, or 38% for the nine month period ended June 30, 2002, compared to the prior year period.  This increase primarily reflects increases in engineering staff and prototype expenses associated with new products, including the FibreSTORE 2210 and TALON™, as well as spending related to software development activities for DiMeda™, our new digital media appliance product family.  We expect that research and development expenses will remain at the current level for the remainder of the year.

Sales and marketing expenses were $2.3 million and $6.9 million for the three and nine month periods ended June 30, 2002, respectively compared to $2.9 million and $8.5 million for the same prior year periods, a decrease of $643,000 and $1.6 million, respectively.  These reductions reflect reduced headcount between years resulting from our restructuring efforts implemented during fiscal 2001.

General and administrative expenses decreased approximately $28,000 for the three month period ended June 30, 2002 and increased $41,000 for the nine month period ended June 30, 2002, as compared to the same prior year periods.  The decease for the three month period primarily reflects reduced staff levels between years.  The increase for the nine month period primarily reflects increased insurance costs between years.   The restructuring charge of $220,000 for the three and nine month period ended June 30, 2001 is related to cost reductions implemented in fiscal 2001.

Other income decreased approximately $206,000 and $746,000 for the three and nine month periods ended June 30, 2002, respectively as compared to the same prior year periods. This decrease is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

An income tax benefit of $1.1 million was recorded in the second quarter of fiscal 2002.  This benefit reflects recognition of current income tax benefits related to a Federal income tax refund received under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash, cash equivalents and marketable securities totaling $24.9 million compared to $30.0 million at the end of fiscal 2001.

Cash flows used in operating activities were $3.4 million for the nine months ended June 30, 2002 compared to $795,000 for the same period last year.  The increase primarily reflects a higher operating loss for the period.  Capital expenditures of approximately $1.2 million for the nine months ended June 30, 2002 primarily reflect spending related to our new product development efforts.  We anticipate that capital expenditures for fiscal 2002 will approximate $1.5 to $2.0 million.  During the nine months ended June 30, 2002, we purchased 141,880 shares of common stock for approximately $700,000. The remaining authorization as of June 30, 2002 under our stock buyback program is $5.1 million.

We have signed a 7-year operating lease for a new corporate headquarters expected to commence in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  We expect our operating expenses for fiscal 2003 to be reduced slightly based on the estimated costs of the new facility.  In addition we expect to incur expenses and capital expenditures up to $300,000 during the fourth quarter of fiscal 2002 associated with moving to this new facility.

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

CIPRICO INC.

Dated: August 12, 2002	/s/ Robert H. Kill
Robert H. Kill, President
(Chief Executive Officer)

Dated: August 12, 2002	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)