Form 10-K
period 2002-09-30
CIPRICO INC
filed 2002-11-05
CIK 720145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002	Commission File No. 0-11336

CIPRICO INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17400 Medina Road
Plymouth, Minnesota 55447
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number,
Including Area Code: (763) 551-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of October 25, 2002 was approximately  $14.1 million (based upon the last sale price of the Registrant’s Common Stock on such date).

Shares of Common Stock outstanding at October 25, 2002: 4,741,167 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III, as indicated.

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2002

NOTE REGARDING FORWARD–LOOKING STATEMENTS

When used in this Form 10-K, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products and features, (vi) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission and in Exhibit 99.1 to this Form 10-K.

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

Glossary of Terms

Digital Media Workflow

The process involved with the movement of digital media data within an application workflow, including, but not limited to, ingesting, capturing, creating, editing, processing, archiving, retrieving, sharing and publishing.

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

Fibre Channel

An industry-standard peripheral and networking interface used to connect servers to shared storage devices.

iSCSI

Internet SCSI is an IP based Storage Networking Protocol that provides access to shared storage devices utilizing the mapping of SCSI transport protocol over TCP/IP, allowing SCSI storage controllers to be attached to IP networks.

Infiniband

Infiniband is a high-bandwidth, low latency, low overhead interconnect technology used to interconnect processors, I/O devices and other systems in the form of a system area network. Infiniband is independent of the host-operating system and processor platform. It is highly scalable enabling a high extensible architectural design.

Isochronous

Performance that supports network-wide timing requirements.  A typical application for isochronous transmission is a broadcast environment which needs information to be delivered at a continuous and steady rate.

JBOD

An acronym for Just a Bunch of Disks. A disk array technology that does not use hardware RAID controllers. It is a low-cost storage alternative for applications that do not require redundancy.

NAS

An acronym for Network Attached Storage. NAS devices are storage devices that users connect to via a networking interface such as Ethernet instead of through traditional storage interfaces such as SCSI.

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

We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983.  Until 1990, we developed and manufactured controller-based products for manufacturers and end users of computer systems.  In late 1990, we introduced for sale our first RAID data storage product. Today our business is focused on providing storage solutions that meet the demanding data transfer rate, storage capacity and data redundancy needs of visual computing markets.  Visual computing refers to the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three-dimensional images and other images.

We offer a complete range of open platform, disk-based storage solutions for high performance visual imaging applications.  This includes products that implement a variety of RAID techniques including RAID 3 for single stream bandwidth, RAID 4 for multi-stream high bandwidth, and RAID 5 for high input/output (I/O) oriented uses.  We also provide SAN solutions, focused on the networking of demanding visual workgroup applications.  Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods.  Our primary target market segments include broadcast and entertainment and military and government.  We believe our expertise is our understanding of the applications for digital media workflows within our target markets.

Narrative Description of Business

(1)           Products and Services.

Products.

Our product line consists mainly of storage systems.  We design, develop and manufacture all of our storage products to operate at peak performance levels while maintaining connectivity consistent within industry standards.  We offer customers a choice of several different series of storage solutions depending on their needs.  Prices for our storage products generally range from a list price of $17,000 to $130,000 per system depending on the features selected by the customer.  Applications may require one or several systems.

6900 Series.  Introduced in 1996, our 6900 Series disk arrays use the SCSI peripheral interface standard UltraSCSI.  While maintaining compatibility with SCSI-2, the UltraSCSI interface offers a transfer rate of 40 megabytes (MB) per second, twice the speed of Fast Wide SCSI-2.  The 6900 Series also includes several redundancy features, including hot swap drives and power supplies.  The 6900 product was discontinued in May 2002.

6500 Series. The 6500 Series of disk arrays, targeted at entry-level or low-cost application environments, was introduced in 1996.  The 6500 Series utilizes the Ultra SCSI interface, offers 40 MB per second transfer rate and allows users to swap disk drives without losing data or performance. The 6500 product uses ATA disk drives (also known as IDE disk drives) internally.  ATA disk drives are most commonly found in personal computers.  Use of these drives enables us to offer a low-cost solution to customers while meeting their performance, data redundancy and cost requirements. The 6500 product was discontinued in May 2002.

7000 Fibre Channel Series.  In fiscal 1997, we began shipping our 7000 Series disk array, the industry’s first storage device to offer a host interface compatible with full speed Fibre Channel.  The 7000 Series offers a peak transfer rate of 100 MB per second and a sustained transfer rate in excess of 90 MB per second.  This storage device is capable of transferring uncompressed video images in real-time to preserve quality, or simultaneously transferring several dozen streams of compressed video images. The 7000 Series is based on SCSI drive technology and consists of nine Fast/Wide SCSI drives, each connected to a dedicated channel.  The storage capacities supported by the 7000 Series storage devices range from 144 gigabytes (GB) to over 1 terabyte (TB).  A total rack system storage capacity can grow to over 8 TB with only seven arrays. The 7000 Series has hot swap disk drives, power supplies and fans.

FibreSTORE® Products.  The initial member of this family, the FibreSTORE JBOD began shipping in December 1998.  It features full Fibre Channel connectivity between the disk drives as well as to the host computer, full dual loop Fibre Channel connections and redundant power supplies and fans. Configurations of up to seven FibreSTORE enclosures containing up to 63 Fibre Channel disk drives have been fully tested and supported.  FibreSTORE offers the performance features of Fibre Channel for applications that do not require RAID protection.

The second member of the family, FibreSTORE RAID was introduced in October 1999.  FibreSTORE RAID adds data redundancy features to FibreSTORE insuring uninterrupted data availability at full performance levels and service without disruption.  The FibreSTORE RAID system can be configured with single or dual RAID controllers and up to 8 TB of Fibre Channel disk storage in a single rack.  Each controller is a fully independent, caching controller designed to give optimum performance in data streaming applications such as digital video and multiple stream video playback.  It is designed to deliver continuous, sustainable data rates at close to 200 MB per second with the dual controller option.

The next generation of FibreSTORE RAID, the 2210 is expected to be released by the end of calendar 2002.  This product is an extension to the original FibreSTORE RAID and offers improvements in maximum performance using 2 gigabit (Gb) Fibre Channel technology, increased storage density by utilizing new mechanical packaging, and enhanced application performance in the area of insured, uninterrupted data availability at full performance levels without disruption.  These features make the product unique in the marketplace, and the best-in-class product for high bandwidth applications.  The JBOD version of the 2210 began shipping in December 2001.

NETarray®.  In late 2000, we began shipping the NETarray 1000.  This product features full Fibre Channel connectivity between the disk drives and the host computer.  Designed for both high performance and high availability, the NETarray 1000 has full dual loop Fibre Channel connections, redundant power supplies and redundant fans, with no active components on its backplane.  It utilizes standard networking industry protocols to manage the storage via Ethernet or Internet connections, maximizing bandwidth for storage reading and writing operations.  The NETarray 1000 also delivers storage density, with up to 1.8 TB of storage in a single 3U high enclosure.

The NETarray RAID is a controller system that provides RAID 5 data redundancy to NETarray JBODs.  The system utilizes a controller manufactured by Mylex Corporation and can be configured with either single or dual controllers and over 18 TB of Fibre Channel disk storage in a single rack.  Each controller is a fully independent, caching controller designed to give optimum performance in applications requiring high I/O data flow, such as Web streaming, rendering and transaction processing.

TALON™ 1000.  The TALON 1000 is an extension of the NETarray family and is targeted toward the military marketplace, where added levels of ruggedization are required.  The TALON 1000 began shipping in March 2002.   The TALON product is designed to meet the demanding environments of airborne, ground based and shipboard applications.  Additionally, the product includes a unique feature of a removable disk pack, where the entire set of disks can be removed and/or replaced in a single operation.  This feature is key to many surveillance and reconnaissance applications within the military.

Management Software.  We provide configuration and management software for all of our storage and systems solutions.  These software products – Storage Manager (STORM) and Web Manager - enable the user to monitor the performance and health of our storage and systems products in real-time.  Users can gain access to our storage and system solutions via the in-band Fibre Channel interface or via an ethernet port, depending upon the customer’s needs.  Our software utilities are platform independent to support the wide variety of computer platforms our products are used with.

The foundation of our product strategy is a Common Software Platform across all our products.  This commonality includes three primary libraries - array software, network attached software and management software.  The FibreSTORE 2210 is the first generation of product to be based on this common array software platform and includes unique features of guaranteed performance in degraded modes, as well as premium software packages enabling entire disk packs to be removed and replaced from the base unit.  Both the FibreSTORE and the TALON product families will utilize this common array software platform moving forward.  As these products evolve, we have developed the ability of the software to port easily to faster and more powerful processor technologies as they become available in the market place, improving our time-to-market of introducing new products.  The focus on software will also result in greater utilization of commodity based hardware components that will maintain cost competitiveness, and focus our engineering resources on the intellectual properties unique to Ciprico.  Software is not sold separately from our hardware and is integral to the applications and performance of our hardware products.

DiMeda™ Product Family.  Our DiMeda family of products is our next-generation of products based on an underlying common library networked attached (NAS) software.  The DiMeda 2400, released in March 2002, was the initial product release of this family.  This product family is designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols.  DiMeda utilizes a file based shared storage system delivering near-Fibre Channel SAN performance with the ease-of-use of an appliance.  The level of streaming bandwidth performance is a cost effective solution.

One of the benefits of the DiMeda software is the ability to provide shared storage to a wide variety of host computer platforms and operating systems with great simplicity and cost effectiveness.  While SANs do similarly provide the benefit of shared storage to applications, the DiMeda installs in less than one hour, with less training to the end user.  Moreover, because it utilizes the industry standard protocols of CIFS (Common Internet File System) and NFS (Network File System), there are significantly fewer application conflicts as compared to SAN.  This is important to customers who attempt to utilize legacy systems in addition to introducing new application platforms.

Our ongoing product development in the DiMeda area is focused on adding additional software features to further enhance the scalability and performance, simplify the installation and maintenance, as well as provide premium software services – such as bandwidth management.  Bandwidth management enables system administrators to designate some users as higher priority in a shared storage environment – thus assuring performance to the most critical applications within a workflow.  We intend to release new versions of DiMeda software approximately every six months.

Controllers.  Sales of controller boards represented approximately 1% of sales for fiscal 2002.  We expect sales of controllers to represent a decreasing percentage of net sales in the future.

Storage Area Networks.  Crossing all of our vertical markets is the need for Storage Area Network (SAN) capabilities.  A SAN is a technology that allows multiple workstations and/or file servers to directly access common, shared storage devices.  This is in contrast to the traditional client-server storage paradigm in which a storage device is dedicated to a single file server.  SANs utilize a Fibre Channel-based, networking infrastructure that provides a number of benefits over traditional simple, server-attached storage.  These benefits include providing the same high-performance storage pool across a number of users, centralized management of the storage, higher productivity and the ability to seamlessly add increased storage.  Our applications include digital broadcast editing, video and audio streaming, and film post-production.

As an extension of our product offerings, we offer our customers professional services for SAN solutions.  Our services involve the integration of diverse components beyond Ciprico storage devices such as tape storage devices, storage management software, network management products and Fibre Channel products.  Through our group of sales systems engineers, we help customers evaluate, analyze, install, manage and expand data centers and storage networks.  We believe this value-added professional service assists customers in installing and managing data centers and storage networks better than they could on their own.

To provide these SAN solutions, we work with other storage industry vendors such as Brocade Communications and Advanced Digital Information Corporation by implementing their products as part of the overall solution to meet the needs of our customers.  We seek to strengthen our relationships with existing strategic partners and develop new partnerships with leading vendors in the SAN market to offer additional products that are complimentary to our solutions.

Technical Support.

We provide our customers with ongoing technical assistance and a variety of spare parts programs to assure failures are identified and repairs are made quickly.  Our Advantage Support Program allows the customer to choose which spares they will use for disk array support.  Our Hot Spares Program provides the customer with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, Los Angeles, Amsterdam and Singapore.  All service options provide training for the customer’s technicians and access to our telephone support services. Technical support specialists are available 24 hours per day, 7 days per week through our toll-free help line for the U.S., Canada and selected international locations.  Technical support is also available through our Web Site, www.ciprico.com.

We also provide a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of three years from the date of shipment to customers.  Extended warranty and maintenance services are also offered to customers in addition to the primary warranty.  All repair work for our products is presently done at our manufacturing facility in Plymouth, Minnesota.

(2)           Marketing and Distribution.

Markets.

Our market focus is visual computing applications.  Within the visual computing market, our primary focus is on applications in broadcast and entertainment and military and government.  In addition, we have historically sold in other markets such as geosciences, medical imaging and digital prepress.  In each of these markets, we focus on uses where our customers need high bandwidth, high I/O, or combinations of both to meet their application needs.

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

Other industry market segments include movie studios, post-production houses, video production houses, and digital cinema OEMs.  Applications within this market segment have traditionally included such things as 3D animation, special effects, film restoration and editing, and now include the emerging application of digital cinema.  Film and video production require extremely high image resolution because the final image will be enlarged many times when it is displayed on a movie screen.  Digital cinema involves utilizing digital content distributed electronically to the theaters, and digital projectors to project the movie on to the screen.

Military and Government.  Our primary focus in this market segment includes applications commonly referred to as “Command and Control” or C4I.  There are two primary categories of C4I: those involving the collection, processing and dissemination of reconnaissance and surveillance data, and infrastructure upgrades.

Mission planning, intelligence gathering and targeting applications involve data capturing via airborne or space-based satellite sensors in reconnaissance and surveillance applications.  A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds of frames per day.  In the case of satellite-based imagery sensors, our disk arrays are used at the supporting ground stations.   For airborne applications, our arrays are on board the aircraft and the imagery data is also captured at a very high transfer rate.  In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users.  Once processed, the imagery data is stored into digital asset management databases for fast query and retrieval.  These databases often reach multiple terabytes in size and require the high bandwidth performance our disk arrays provide.

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

Other Markets.  Our products are also used in applications in the geosciences, medical imaging and digital prepress markets.  The geosciences market segment is comprised mainly of major oil and gas exploration companies.   Seismic information can be displayed through 3D images representing underground geological formations by using high performance workstations and storage solutions. This method enables the exploration company to locate oil fields and determine optimal drilling sites. Within the medical imaging market segment, applications for our storage solutions include diagnostic imaging, picture archival communication systems and 3D imaging applications.  Within the digital prepress market segment, computer-to-plate or direct-to-press manufacturers utilize storage solutions to optimize performance.  Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction, and provides the printer with tools for quick turnaround.

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

Our products are sold principally through a direct sales force, although we do have relationships with a limited number of system integrators.  Our direct sales organization is primarily responsible for “demand creation” activities and customer development. We have direct sales representatives in Boston, Dallas, Washington D.C., Minneapolis, Northern and Southern California, and the Southeastern and Pacific Northwest sections of the United States. We also have an international sales office in Newbury, England.

As part of our marketing and sales strategy, we enter into relationships with companies who could play an important role in the successful marketing of our products. Our storage solutions are sold to OEMs for inclusion in their own computer systems, systems integrators and large end-users (including government departments and agencies).  The initial sales process is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations.  As a result, our typical sales cycle can span up to nine months.

(3)           Status of New Products.

See item (10) below.

(4)           Competition.

The market for all levels of storage solutions is highly competitive.  In some of our markets, we compete with traditional suppliers of proprietary computer systems including, but not limited to Sun Microsystems, Hitachi, IBM and Hewlett Packard which market storage systems as well as other computer products.  We also compete against independent storage suppliers, including but not limited to EMC Corporation, Dot Hill Corporation, MTI Technologies and Eurologic.

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

(5)           Manufacturing and Suppliers.

Our products are manufactured utilizing a configure-to-order manufacturing process.  In-house manufacturing activities for our storage products primarily involve quality assurance testing of subassemblies and final system assembly, integration and quality assurance testing. Our assembly operations are ISO 9001 certified, located in Plymouth, Minnesota, and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of our products does, however, require extensive testing by skilled personnel.

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

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  Although many of the components for our products are available from numerous sources at competitive prices, certain key components are purchased from a single source.  We purchase a substantial amount of disk drives manufactured by Seagate Technology Inc. (“Seagate”).  We purchase substantially all of our components pursuant to purchase orders, rather than long-term purchase agreements.  Furthermore, because of increased industry demand for many of those components, our suppliers may, from time to time, not be able to make delivery on orders on a timely basis.  In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components or the next generation of those components available to us.

With respect to certain components, such as disk drives, if we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components. We estimate that replacing certain components, such as disk drives would involve several months of hardware and software modification.

We have no long-term supply contracts.  There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require.  If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share.  In addition, scarcity of such components could result in cost increases and adversely affect our operating results.  Our principal suppliers are Bell Microproducts, Inc., Pemstar, Inc. and Du Fresne Manufacturing Co.

(6)           Customer Dependence.

Our products are sold to a broad base of customers.  As a percentage of sales, Grass Valley Group, a division of Thomson Multimedia Inc., represented 17% of net sales in 2002.  Pinnacle Systems represented 12% of net sales in 2002.  A division of Leitch Technology Corporation represented 16% of net sales in 2001.  A department of the U.S. Navy, made up 11% and 14% and of net sales in 2002 and 2001, respectively.  Northrop Grumman represented 10% of net sales in 2002.  Silicon Graphics, Inc. (“SGI”) represented 25% of net sales in 2000.

(7)           Patents and Trademarks.

In conjunction with the acquisition of the SANStar technology in January 2001, we acquired the rights to four pending patent applications.  These patent applications disclose aspects of the interprocessor communication technology suitable for use in high reliability / availability storage server products.  The patent applications are currently being prosecuted before the U.S. Patent Office. We are also currently in the process of pursuing patents on certain key attributes of the TALON 1000 product.

We have no other patents, and do not consider ownership of patents to be material to our business.  We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable.  We believe that the rapidly changing technology in the computer industry makes our future success dependent more on the technical competence and creative skills of our personnel than on any patents we may be able to obtain.  However, protection of our proprietary hardware, firmware and software is very important to us.  We also rely upon copyright, trade secret protection, and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, SPECTRA 6000®, NETARRAY® and SANITY® FIBRESTORE® and have registration applications pending for our trademarks StorBridge™ and, Digital Media Appliance™, Accelerating the Digital Media Workflow™, DiMeda™ and TALON™.

(8)           Backlog.

We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2002, we had approximately $450,000 in backlog that is scheduled to ship in fiscal 2003.

(9)           Government Approvals and Effect of Government Regulations.

Our TALON product is subject to certain export restrictions that require us to obtain approval of the United States State Department in order to ship TALON to certain countries outside the United States.  Additionally, certain of our products may incorporate encryption or other technology subject to the “dual use” export regulations as administered by the U.S. Department of Commerce.

We are not required to obtain government approval of our products when they are not exported.  We do not believe that any existing or proposed governmental regulations not pertaining to export regulation will have a material effect on our business.

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

Beginning in fiscal 2001, we made substantial investments in software development.  With the acquisition of the SANStar technology in January 2001, we added a software development team focused on developing a high-availability, network connected storage system.  During fiscal 2002, we continued this investment by adding additional software development resources to focus on developing and extending a common array software platform that will be the basis for storage solutions developed now and in the future. These developments are intended to support the optimization of high-performance digital media applications.   For fiscal 2002, approximately 40% of our research and development expenses was related to software development. This amount is expected to increase, in terms of both absolute dollars and as a percentage of our total R&D spending during fiscal 2003.

We will continue to develop storage devices and expect our software development focus will increase as we emphasize the acceleration of digital media applications. We are working with several outside parties on the co-development and incorporation of our technologies with a number of emerging storage and networking protocols and technologies such as Infiniband, SCSI Remote Protocol, Direct Access File System (DAFS), Internet Protocol SCSI (iSCSI) and additional SAN capabilities. Additional areas of focus include advanced file systems and applications combining clustered server, high performance storage, and networking capabilities.

Our research and development expenses were $8.8 million, $8.2 million and $4.4 million in fiscal 2002, 2001 and 2000, respectively.  All of our research and development expenditures are expensed as incurred.  As of October 25, 2002, we had 40 full-time employees engaged in research and development activities.

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

(12)         Employees.

At October 25, 2002, we had 100 full-time employees, of which 15 were engaged in manufacturing, operations and quality assurance, 40 in engineering and research and development, 35 in sales, customer service and professional services and 10 in general management, information systems and administration.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are good.

We believe that the future success of our business will depend in part on our ability to attract and retain qualified technical, management and marketing personnel.  Such experienced personnel are in demand, and we must compete for their services with other firms, which may be able to offer more favorable benefits.

ITEM 2.                  PROPERTIES

Our administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 39,000 square feet.  This facility is leased under a 7-year operating lease which commenced in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement. We also maintain a research and development facility in Tinton Falls, New Jersey, in approximately 3,000 square feet of leased space which expires in February 2004.  We believe that our existing facilities and equipment are well maintained and in good operating condition.  We own most of the equipment used in our operations.  Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

ITEM 3.                  LEGAL PROCEEDINGS

We are not a party to, nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our executive officers are as follows:

Name	Age	Position(s)

Robert H. Kill	55	President and Chief Executive Officer

Thomas S. Wargolet	39	Vice President - Finance, Chief Financial Officer and Secretary

Robert G. Brown	49	Vice President – Sales

Officers are elected annually by and serve at the discretion of the Board of Directors.  There is no family relationship between the executive officers of the Company.

Robert H. Kill has been Chief Executive Officer of the Company since January 1996, Chairman of the Board from June 1996, to November 2000, President since March 1988, and a director since September 1987.  Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1998 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987.  Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his last position being Vice President, Terminals Distribution.

Thomas S. Wargolet, prior to joining Ciprico in October 2000, was Vice President – Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999.  From January 1999 to October 1999 he served as Vice President - Finance and Operations of Vicom, Incorporated, a provider of telecommunications services.  From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses.  From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President – Finance and Operations of Americable, Inc. (subsidiary of North Star), a distributor of connectivity products.  From 1985 to 1989, he was with Arthur Andersen & Co. in Minneapolis.  Mr. Wargolet is a CPA.

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

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Ciprico common stock is traded on the Nasdaq National Market under the symbol CPCI. As of October 25, 2002, there were approximately 2,200 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2002 and 2001, were:

	2001		2002
Quarter	High	Low	High	Low
First	$10.56	$6.63	$5.50	$3.90
Second	10.44	7.25	6.39	5.09
Third	8.25	6.95	5.90	4.21
Fourth	7.67	3.80	4.35	2.95

We do not intend to pay cash dividends on any of our securities for the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA

Ciprico Inc. and Subsidiaries

Amounts in thousands (except per share data)

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Years ended September 30	2002	2001	2000	1999	1998
Net sales	$31,440	$32,983	$33,210	$34,059	$30,088
Gross profit	10,917	13,623	14,822	17,371	15,083
% of sales	34.8%	41.3%	44.6%	51.0%	50.1%
Operating expenses	20,327	22,611	17,311	16,059	16,029
% of sales	64.7%	68.6%	52.1%	47.1%	53.3%
Income (loss) from operations	(9,410)	(8,988)	(2,489)	1,312	(946)
% of sales	(29.9)%	(27.3)%	(7.5)%	3.8%	(3.1)%
Other income, net	956	1,866	1,992	1,803	1,951
Income tax expense (benefit)	(1,950)	440	(188)	1,059	342
Net income (loss)	$(6,504)	$(7,562)	$(309)	$2,056	$663
Shares used to calculate net income (loss) per share
Basic	4,895	5,050	4,990	4,914	5,023
Diluted	4,895	5,050	4,990	5,015	5,221
Net income (loss) per share—Basic	$(1.33)	$(1.50)	$(.06)	$.41	$.13
Diluted	$(1.33)	$(1.50)	$(.06)	$.41	$.13

SELECTED CONSOLIDATED BALANCE SHEET DATA

September 30	2002	2001	2000	1999	1998
Working capital	$27,029	$29,392	$33,643	$34,129	$35,557
Total assets	38,115	44,679	51,781	53,238	49,473
Shareholders’ equity	32,238	39,530	47,287	47,290	45,309

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 of the Securities and Exchange Commission, requests that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by Ciprico Inc (“the Company, we and our”).

General

Management’s discussion and analysis of Ciprico’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Products sold are generally covered by a warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.  Revenue from the sale of extended warranty and maintenance agreements is deferred and recognized on a straight-line basis over the term of the related agreement.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we can not guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision to reduce excess and obsolete inventory so estimated market value based primarily on our estimated forecast of product demand and production requirements for the next twelve months or expected life of the representative product. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.  We do not adjust our lower of cost or market adjustment to inventory components upward once a reduction was determined to be necessary.

We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  In the fourth quarter of 2002, we recorded an adjustment of $700,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during fiscal 2002 and planned product migration of new product introductions released in fiscal 2002 or scheduled for release in early fiscal 2003.

Warranty

Our warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of each balance sheet date. While we believe that our warranty reserve is adequate and that our estimate is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, we would increase our warranty accrual resulting in decreased gross profit.  Similarly, if the opposite occurs and we experience better than expected results, we would decrease our warranty accrual.

Deferred Taxes

We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income or loss, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

OVERVIEW

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

The following table sets forth certain items from Ciprico’s consolidated statement of operations, as a percentage of net sales for the years ending September 30.

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.2	58.7	55.4
Gross profit	34.8	41.3	44.6

Operating expenses:
Research and development	27.9	24.8	13.4
Sales and marketing	27.7	34.3	32.4
General and administrative	7.9	7.6	6.3
Restructuring charges	1.2	1.9	—
Total operating expenses	64.7	68.6	52.1
Loss from operations	(29.9)%	(27.3)%	(7.5)%

NET SALES:

Comparative information on sales by market and geographic location are shown in the charts below (in millions).

	2002		2001		2000
Market	Sales	% of Total	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$15.0	47.8%	$15.9	48.2%	$15.7	47.3%
Military & Government	14.9	47.4	13.3	40.3	11.7	35.2
Other	1.5	4.8	3.8	11.5	5.8	17.5
Total	$31.4	100.0%	$33.0	100.0%	$33.2	100.0%

	2002		2001		2000
Geographic Location	Sales	% of Total	Sales	% of Total	Sales	% of Total
Domestic	$28.6	91.1%	$28.2	85.5%	$24.5	73.8
International	2.8	8.9	4.8	14.5	8.7	26.2
Total	$31.4	100.0%	$33.0	100.0%	$33.2	100.0%

Sales for 2002 were approximately $31.4 million, a decrease of 5% from 2001 sales, which decreased .6% from 2000 levels. Sales from customers within the United States increased 1.4% during 2002 versus an increase of 15% in 2001 from 2000 sales. Sales from international customers decreased 42% in 2002 and 45% in 2001 from the previous year.  We believe our sales in fiscal 2002 and 2001 were adversely impacted by the economic downturn and its effect on customer demand.  We believe the effect of the economy on demand for our products was further impacted by the September 11, 2001 attack on the United States.  The decline in international sales for 2002 reflects decreased volumes with post-production customers, primarily from Asia-Pacific regions following the closure of our Singapore and Tokyo offices during the fourth quarter of fiscal 2001.  Our international sales throughout fiscal 2002 and 2001 were also impacted by economic factors in Europe and Asia-Pacific regions and reduced sales through Silicon Graphics, Inc. (“SGI”).

Sales in the Broadcast segment decreased 6% in 2002 versus an increase of 1% in 2001 versus 2000.  The decline in 2002 primarily reflects reduced spending levels in this segment as a result of the general economic slowdown.  The decline was partially offset by increased sales of approximately $5.7 million from two Broadcast OEM customers between years.  The sales increase in 2001 reflects higher sales in our domestic operations resulting from our increased focus during the past two years on expanding opportunities with broadcast OEM customers.  This was offset by lower demand experienced from both European and Asia-Pacific customers, including SGI.

Sales in the Military and Government market increased 12% in fiscal 2002 and 14% during fiscal 2001, which primarily reflects higher demand in our domestic operations from a number of system integrators for certain defense related projects.  In 2002, we shipped approximately $900,000 of our new TALON product to new and existing customers in the Military segment.  Sales in the Military segment have historically fluctuated between years due to the timing of spending on defense-related programs.

The decline in sales in the other market segments during the past three years primarily reflects reduced demand from a medical imaging integrator and SGI.  Sales to SGI were $1.5 million in 2002, $2.0 million in 2001 and $8.2 million in 2000.   This reduction with SGI also reflects a shift in our strategy during the past three years of developing products and opportunities that support more open system platforms.

Our revenue growth in the future is dependent on our ability to provide new products and expand the applications of our products into targeted market segments. The NETarray family of products was released in fiscal 2000. Sales from NETarray products were approximately $11.9 million in 2002, $10.3 million in 2001 and $1.1 million in 2000.  The NETarray product provided us expanded market opportunities for RAID 5 applications and contributed to the growth in domestic sales in each of the primary market segments.  We expect to release our FibreSTORE 2210 at the end of calendar 2002, which we believe will result in a migration of customer demand from the NETarray and our legacy 7000 products.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 34.8% in 2002, 41.3% in 2001 and 44.6% in 2000. In the fourth quarter of 2002, we recorded a non-recurring adjustment of $700,000 to reduce certain legacy product inventory to market value.  The decline in margins in 2002 and 2001 reflects increased sales of the NETarray product, particularly in the Broadcast segment, which carries lower margins.  In addition our gross profit margins for fiscal 2002 have been adversely impacted by flattened disk drive costs versus continued price competition, particularly on higher capacity disk drives sold.

Gross profit on product sales is highly dependent on the cost of disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost reductions to meet continued competitive pricing pressures. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2003, which could result in a further decline in our margins. We intend to partially offset these margin pressures through new product introductions and cost reductions.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses increased approximately $600,000 or 7% in 2002 and $3.7 million or 84% in 2001 versus 2000.  The increase in 2001 includes approximately $620,000 of costs related to the SANStar acquisition, as discussed in Note 3 to the Consolidated Financial Statements.   The increase in 2002 primarily reflects increases in engineering staff and prototype expenses associated with new products, including the FibreSTORE 2210 and TALON, as well as spending related to software development activities for DiMeda, our new digital media appliance product family.  The increase in 2001 is primarily attributable to significant investments made in our software and DiMeda product development activities through the addition of new personnel including the addition of the software development team in New Jersey following the SANStar acquisition.  We currently do not sell software separately from our hardware.

We expect that research and development expenses will decrease slightly in absolute dollars in fiscal 2003 as we shift our focus towards software development, which is expected to reduce the level of hardware prototype expenses in our product development activities.

SALES AND MARKETING EXPENSES:

Sales and marketing expenses decreased approximately $2.6 million or 23% in 2002 versus an increase of $535,000 or 5% in 2001 compared to 2000.  The reduction in 2002 reflects reduced headcount between years resulting from our restructuring efforts implemented during fiscal 2001 along with lower sales compensation related to reduced gross profit dollars between years.  The increase in 2001 primarily reflects added personnel in sales, product marketing and sales engineering in addition to higher promotional expenses associated with our efforts to expand our presence in certain vertical markets.  We expect these expenses to decrease slightly in absolute dollars during fiscal 2003 as a result of cost reductions implemented during the second half of fiscal 2002.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses were relatively unchanged between 2002 and 2001 and increased approximately $400,000 or 19% in 2001 as compared to 2000.  In the fourth quarter of 2002, we recorded costs of approximately $130,000 related to the relocation of our corporate headquarters.  The increase in 2001 is due to lower expense in the prior year due to adjustments in bad debt provisions in addition to the costs associated with the implementation of new information systems. We expect general and administrative expenses to increase in fiscal 2003 due to anticipated higher insurance costs.

RESTRUCTURING:

In September 2002, we implemented a workforce reduction of 13% and further consolidation of our sales operations in Europe.  As a result of the restructuring, we recorded a charge of $370,000 during the fourth quarter of 2002, of which approximately $328,000 is employee termination costs and $42,000 is facility closure and related costs.  These restructuring efforts are expected to reduce approximately $900,000 from our fiscal 2003 operating expenses levels.

During fiscal 2001, we implemented two restructuring efforts.  In May 2001 we implemented a cost reduction program including the reduction of our workforce by 12% and the closing of our Singapore sales office.  In September 2001 we made further restructuring changes through the consolidation of certain sales and marketing management positions and the closing of our sales office in Japan.  As a result of the restructuring, we recorded charges of $620,000 during fiscal 2001 of which approximately $455,000 is employee termination costs and $165,000 is facility closure and related costs.

OTHER INCOME:

Other income of $956,000, $1.9 million and $2.0 million in fiscal 2002, 2001 and 2000, respectively, is primarily attributable to interest income on cash and marketable securities. The decrease in 2002 and 2001 reflects overall lower interest rates on lower average cash and investment balances.

INCOME TAX EXPENSE:

For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to federal income tax refunds received or expected to be received under the provisions of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.  Of the $1.9 million, approximately $820,000 was recorded in the fourth quarter of 2002 when the amount of loss for the year became known.  The effective income tax expense (benefit) was (23.0%) in 2002, 6.2% in 2001 and (37.8%) in 2000. See Note 4 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2002, we had a total of cash, cash equivalents and marketable securities of $27.0 million compared to $30.0 million at the end of 2001 and $35.4 million at the end of 2000.

Cash flows from (used in) operating activities were ($798,000), ($2.1) million, and $1.0 million in 2002, 2001 and 2000, respectively. The change between years primarily reflects the operating losses offset by overall lower working capital requirements in fiscal 2002.  Capital expenditures were $1.3 million, $2.9 million and $1.8 million in 2002, 2001 and 2000, respectively. We anticipate that capital expenditures for 2003 will approximate $1.5 million due to anticipated spending on product development activities. During 2002 and 2001 we repurchased 221,000 and 100,200 shares, respectively, at a total cost of approximately $972,000 and $600,000, respectively.  The total amount authorized to be expended under the stock buyback program is $12.0 million.  As of September 30, 2002, 839,000 shares of common stock have been repurchased for $7.1 million.

Despite the cost reduction efforts implemented during fiscal 2001 and 2002, we expect to incur an operating loss in fiscal 2003 due to continued investments expected in new product development.  We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, and share repurchases, as well as any potential acquisitions in fiscal 2003.

We have signed a 7-year operating lease for a new corporate headquarters which commenced in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  We expect our operating expenses for fiscal 2003 to be reduced slightly based on the estimated costs of the new facility.  In the fourth quarter of 2002 we incurred approximately $130,000 of costs in connection with the relocation.  In addition, we expect to incur capital expenditures up to $150,000 associated with the new facility during fiscal 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not believe this pronouncement will have a material effect on the company’s financial statements.

CAUTIONARY STATEMENTS

Any forward-looking statements included in this section or elsewhere in this Form 10-K are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors set forth in Exhibit 99.1 to this Form 10-K.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material, near-term, market rate risk.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Ciprico Inc. and Subsidiaries

Dollars in thousands

September 30	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,413	$6,377
Marketable securities	18,071	17,499
Accounts receivable, less allowance of $560 in 2002 and $409 in 2001	3,590	3,841
Inventory	3,145	5,254
Income taxes receivable	789	869
Other current assets	898	701
Total current assets	32,906	34,541

Property and equipment, at cost:
Furniture and fixtures	722	721
Equipment	12,986	14,082
Leasehold improvements	429	429
	14,137	15,232
Accumulated depreciation and amortization	(11,529)	(11,328)
Net property and equipment	2,608	3,904

Marketable securities	2,547	6,139
Other assets	54	95
	$38,115	$44,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,724	$2,570
Accrued compensation	698	680
Warranty accrual	502	423
Accrued restructuring	370	441
Other accrued expenses	1,185	662
Deferred revenue	398	373
Total current liabilities	5,877	5,149

COMMITMENTS	—	—

SHAREHOLDERS` EQUITY:
Common stock, 4,812,167 shares and 4,979,703 shares issued and outstanding in 2002 and 2001	48	50
Additional paid-in capital	35,188	36,013
Retained earnings (deficit)	(2,966)	3,538
Deferred compensation from restricted stock	(32)	(71)
Total shareholders’ equity	32,238	39,530
	$38,115	$44,679

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

Ciprico Inc. and Subsidiaries

Amounts in thousands, except per share amounts

Years ended September 30	2002	2001	2000
Net sales	$31,440	$32,983	$33,210
Cost of sales	20,523	19,360	18,388
Gross profit	10,917	13,623	14,822
Operating expenses:
Research and development	8,767	8,189	4,445
Sales and marketing	8,699	11,303	10,768
General and administrative	2,491	2,499	2,098
Restructuring charges	370	620	—
Total operating expenses	20,327	22,611	17,311
Loss from operations	(9,410)	(8,988)	(2,489)

Other income, primarily interest	956	1,866	1,992
Loss before income taxes	(8,454)	(7,122)	(497)

Income tax expense (benefit)	(1,950)	440	(188)
Net loss	$(6,504)	$(7,562)	$(309)
Shares used to calculate loss per share:
Basic and diluted	4,895	5,050	4,990

Loss per share:
Basic and diluted	$(1.33)	$(1.50)	$(.06)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Ciprico Inc. and Subsidiaries

Amounts in thousands, except share data

Years ended September 30, 2002, 2001 and 2000	Shares	Common stock and additional paid-in- capital	Retained earnings (deficit)	Deferred compensation from restricted stock	Total
Balance, September 30, 1999	4,954,779	$35,978	$11,409	$(97)	$47,290

Exercise of employee stock options	89,711	256	—	—	256
Tax benefit related to options	—	80	—	—	80
Employee plan stock purchases	17,151	159	—	—	159
Restricted stock issued	3,650	37	—	(37)	—
Amortization of restricted stock	—	—	—	74	74
Net loss	—	—	(309)	—	(309)
Repurchase of common stock	(25,000)	(263)	—	—	(263)
Balance, September 30, 2000	5,040,291	36,247	11,100	(60)	47,287

Exercise of employee stock options	8,707	166	—	—	166
Tax benefit related to options	—	2	—	—	2
Employee plan stock purchases	21,905	164	—	—	164
Restricted stock issued	9,000	83	—	(83)	—
Amortization of restricted stock	—	—	—	72	72
Net loss	—	—	(7,562)	—	(7,562)
Repurchase of common stock	(100,200)	(599)	—	—	(599)
Balance, September 30, 2001	4,979,703	36,063	3,538	(71)	39,530

Employee plan stock purchases	48,251	121	—	—	121
Restricted stock issued	5,153	24	—	(24)	—
Amortization of restricted stock	—	—	—	63	63
Net loss	—	—	(6,504)	—	(6,504)
Repurchase of common stock	(220,940)	(972)	—	—	(972)
Balance, September 30, 2002	4,812,167	$35,236	$(2,966)	$(32)	$32,238

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Ciprico Inc. and Subsidiaries

Amounts in thousands

Years ended September 30	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(6,504)	$(7,562)	$(309)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,631	2,145	2,507
Deferred income taxes	—	1,348	97
Compensation related to stock transactions	63	72	74
Changes in operating assets and liabilities:
Accounts receivable	251	1,691	1,430
Inventory	2,109	506	(1,157)
Other assets	(156)	(99)	(139)
Accounts payable	154	(215)	144
Accrued expenses	549	884	202
Income taxes	80	(869)	(944)
Deferred revenue	25	(14)	(857)
Net cash flows provided by (used in) operating activities	(798)	(2,113)	1,048
Cash Flows from Investing Activities:
Equipment purchases	(1,335)	(2,922)	(1,800)
Other, net	—	(116)	(12)
Purchase of marketable securities	(34,460)	(45,111)	(46,386)
Proceeds from sale or maturity of marketable securities	37,480	53,410	46,815
Net cash flows provided by (used in) investing activities	1,685	5,261	(1,383)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	121	332	555
Repurchase of common stock	(972)	(599)	(263)
Net cash flows provided by (used in) financing activities	(851)	(267)	292
Net Increase (Decrease) in Cash and Cash Equivalents	36	2,881	(43)
Cash and Cash Equivalents at Beginning of Year	6,377	3,496	3,539
Cash and Cash Equivalents at End of Year	6,413	6,377	3,496
Marketable Securities—Current	18,071	17,499	21,867
Marketable Securities—Long-term	2,547	6,139	10,070
Total Cash and Investments at End of Year	$27,031	$30,015	$35,433

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiaries - September 30, 2002, 2001 and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture and marketing of high-performance, direct-attached and networked storage solutions for digital media applications.

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Ciprico Inc. and its wholly owned subsidiaries, Ciprico International Limited, Ciprico Asia-Pacific Inc. and Ciprico FSC, Inc. (a foreign sales corporation). All significant intercompany balances and transactions have been eliminated.

ACCOUNTING ESTIMATES: In the preparation of the Company’s consolidated financial statements in accordance with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses. Actual results could differ from those estimates used by management.

REVENUE RECOGNITION: Revenue is recognized upon shipment of products. Revenue from extended warranty and maintenance agreements is recognized on the straight-line basis over the term of the agreement.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

INVENTORY: Inventory is stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. In the fourth quarter of 2002 the Company recorded an adjustment of $700,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during fiscal 2002.  Inventory consists of the following (in thousands) at September 30:

	2002	2001
Finished Goods	$1,158	$2,078
Work-In-Process	292	837
Raw Materials	1,695	2,339
	$3,145	$5,254

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2002 and 2001 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper.

ACCOUNTS RECEIVABLE: The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that were identified. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

MARKETABLE SECURITIES: The Company has invested its excess cash in commercial paper and government agencies. These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

Amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands) at September 30:

	2002	2001
Current
Commercial Paper	$15,568	$13,497
U.S. Government Agencies	2,503	4,002
	18,071	17,499
Non-current
Commercial Paper	1,509	3,627
U.S. Government Agencies	1,038	2,512
	2,547	6,139
	$20,618	$23,638

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight line method over estimated useful lives of eighteen months to seven years or, in the case of leasehold improvements, over the period of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred. Accelerated and straight-line methods of depreciation are used for income tax reporting.

EARNINGS PER SHARE: The Company’s basic earnings per share amounts are computed by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

For the fiscal years ended September 30, 2002, 2001, and 2000, 39,671, 11,842, and 89,564 shares of common stock equivalents were excluded from the computation of earnings per share since they were antidilutive due to the net loss incurred by the Company. Options to purchase 925,967, 831,750, and 569,948 shares of common stock with a weighted average exercise price of $8.94, $11.00, and $13.52 were outstanding at September 30, 2002, 2001 and 2000, but were excluded from the computation of common share equivalents for the fiscal year because they were antidilutive as their exercise price exceeded the average trading price for the period.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited have been translated into U.S. dollars in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation.” Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are not material.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

2. RESTRUCTURING ACTIVITY

In September 2002, the Company implemented a workforce reduction of 13% as well as further consolidation of its sales operations in Europe.  As a result of the restructuring, the Company recorded a charge of $370,000 during the fourth quarter of 2002 of which approximately $328,000 represents employee termination costs and $42,000 represents facility closure and related costs.

During fiscal 2001, the Company implemented two restructuring efforts.  The first occurred in the third quarter through a 12% reduction of the workforce and the closing of the Singapore sales office, resulting in a charge of $220,000.  The second occurred at the end of the fourth quarter through the consolidation of certain sales and marketing management positions and the closing of the sales office in Japan, resulting in a charge of $400,000.

Employee termination costs consist primarily of severance payments for terminated employees. The facility closure and related costs consist of lease termination costs for the closing of the international sales offices and writedown of certain fixed assets.

The following is a summary of the accrued restructuring activity (in thousands):

Years ended September 30, 2002 and 2001	Employee Termination Costs	Facility closure and related costs	Total
Balance, September 30, 2000	$—	$—	$—

Restructuring Charges	455	165	620
Amounts Utilized	(171)	(8)	(179)
Balance, September 30, 2001	284	157	441

Restructuring Charges	328	42	370
Amounts Utilized	(284)	(157)	(441)
Balance, September 30, 2002	$328	$42	$370

3. ACQUISITION

On February 7, 2001 the Company completed the acquisition of the SANStar technology from ECCS, Inc.  Under the terms of the agreement, the Company acquired all of the assets, rights, and intellectual property related to SANStar, a clustered, high reliability, network-connected storage management software system, for approximately $620,000 cash.   In addition to the technology acquisition, the Company also hired the New Jersey based software development team.   The purchase price was expensed at the time of the acquisition, as the technology acquired was used in current research and development activities.

4. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2002	2001	2000
Current:
Federal	$(1,927)	$(975)	$(323)
State	6	24	6
Foreign	(29)	43	32
	(1,950)	(908)	(285)

Deferred	—	1,348	97
	$(1,950)	$440	$(188)

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets are as follows (in thousands):

As of September 30	2002	2001
Current deferred tax assets:
Inventory	$870	$542
Allowance for doubtful accounts	217	150
Warranty accrual	184	155
Loss and credit carryforwards	2,340	1,664
Compensation accrual	221	222
Other	145	2
Less – valuation allowance	(3,977)	(2,735)
Current deferred tax asset	—	—

Long-term deferred tax assets:
Depreciation	804	346
Less – valuation allowance	(804)	(346)
Long-term deferred tax asset	—	—
	$—	$—

At September 30, 2002, the Company had net operating loss carry forwards of approximately $4.4 million, which expire in 2022, and general business credit carry forwards of approximately $658,000, which expire at various dates from 2016 to 2021.

For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to Federal income tax refunds received or expected to be received under the provisions of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002. Of this amount approximately $1.1 million was received during fiscal 2002 and approximately $820,000 was recorded in the fourth quarter of 2002.  The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2002	2001	2000
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	—	(.2)	.8
Change in valuation allowance	9.3	40.9	—
Foreign tax rate differential	.3	(.1)	(8.6)
Meals and entertainment	.1	.3	4.6
Other, net	1.3	(.7)	(.6)
	(23.0)%	6.2%	(37.8)%

Cash paid for income taxes was approximately $13,000 in 2002, $67,000 in 2001 and $551,000 in 2000.

5. SHAREHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million. As of September 30, 2002, 839,040 shares of common stock have been repurchased for $7.1 million.

Stock Option Plans

The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant. The options become exercisable over varying periods and expire up to ten years from date of grant. At September 30, 2002, the Company had 280,944 shares reserved for future issuance under the plan.

Option transactions under the Company’s stock option plans during the three years ended September 30, 2002 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1999	959,811	$11.00
Granted	269,500	10.06
Exercised	(89,711)	4.60
Canceled	(85,662)	11.37
Outstanding at September 30, 2000	1,053,938	11.28
Granted	427,000	6.81
Exercised	(14,250)	7.08
Canceled	(259,813)	12.16
Outstanding at September 30, 2001	1,206,875	9.55
Granted	216,250	4.22
Canceled	(272,500)	11.71
Outstanding at September 30, 2002	1,150,625	8.07
Options exercisable at September 30:
2000	567,014	$12.37
2001	548,212	11.56
2002	604,851	9.65

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.71 – 5.57	266,875	4.0 years	$3.89	23,250	$3.80
5.80 – 8.70	358,750	2.7 years	7.50	179,625	7.79
8.81 – 13.22	468,250	2.0 years	10.19	345,976	10.30
13.63 – 20.45	56,000	0.1 years	14.02	56,000	14.02
	1,150,625			604,851

The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.46, $2.56 and $4.24 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: no dividend yield; risk-free rate of return of 3.1%, 4.7% and 6.3%; volatility of 46.1%, 49.7% and 55.5%; and an average term of 3.0 years, 3.0 years and 3.0 years. The Company’s 2002, 2001 and 2000 pro forma net income (loss) and net income (loss) per share would have been ($7.1 million), ($8.6 million) and ($1.7 million) or ($1.45), ($1.70) and ($.34) per share had the fair value method been used for valuing options granted during 2002, 2001 and 2000. These effects may not be representative of the future effects of applying the fair value method.

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (“ESPP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 131,391 shares have been issued. At September 30, 2002, the Company had 18,609 shares reserved for future issuance under the ESPP.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 48,523 shares have been issued. At September 30, 2002, the Company had 94,630 shares reserved for future issuance under the RSP.

6. EMPLOYEE BENEFIT PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2002, 2001 and 2000 were approximately $262,000, $256,000 and $187,000.

7. SEGMENT INFORMATION

The Company operates in a single reportable segment.

The Company’s net sales summarized by geographic area are as follows (in thousands):

	2002	2001	2000
North America	$28,667	$28,188	$24,512
Europe	2,176	2,285	4,540
Japan	458	1,744	2,132
Other foreign	139	766	2,026
	$31,440	$32,983	$33,210

The Company has no material long-lived assets outside of the United States.

Sales to significant customers, as a percentage of net sales, are as follows:

	2002	2001	2000
Customer A	17%	1%	—%
Customer B	12	9	5
Customer C	11	14	8
Customer D	10	5	2
Customer E	5	16	3
Customer F	5	6	25
	60%	51%	50%

Receivables from significant customers at September 30, are as follows (in thousands):

	2002	2001	2000
Customer A	$876	$467	$—
Customer B	175	374	72
Customer C	892	603	1,150
Customer D	57	78	270
Customer E	125	691	—
Customer F	164	196	524
	$2,289	$2,409	$2,016

8. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through October 2009.  Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2003	$404
2004	363
2005	335
2006	345
2007	355
Thereafter	751
$2,553

For the years ended September 30, 2002, 2001, and 2000, operating lease expenses were $510,000, $575,000,and $547,000.

INDEPENDENT AUDITOR REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS - CIPRICO INC

We have audited the accompanying consolidated balance sheets of Ciprico Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Ciprico Inc. and subsidiaries for each of the three years in the period ended September 30, 2002.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
October 15, 2002

QUARTERLY FINANCIAL DATA

(unaudited) in thousands, except per share amounts

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Net sales	$7,215	$8,110	$9,081	$7,034	$31,440
Net loss	(2,492)	(1,049)	(1,893)	(1,070)	(6,504)
Net loss per share—diluted	(.50)	(.21)	(.39)	(.22)	(1.33)

2001
Net sales	$9,066	$9,412	$9,467	$5,038	$32,983
Net loss	(86)	(935)	(873)	(5,668)	(7,562)
Net loss per share—diluted	(.02)	(.18)	(.17)	(1.12)	(1.50)

2000
Net sales	$6,847	$8,190	$9,742	$8,431	$33,210
Net income (loss)	(109)	60	262	(522)	(309)
Net income (loss) per share—diluted	(.02)	.01	.05	(.10)	(.06)

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than “Executive Officers of the Registrant” which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections labeled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, which appear in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders.

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections labeled “Principal Shareholders,” “Management Shareholdings” and “Approval of Increase in Shares Reserved for 1996 Employee Stock Purchase Plan” which appear in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.                 CONTROLS AND PROCEDURES

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)                  Exhibits.  See “Exhibit Index” on page following financial statement schedules.

(b)                 Financial Statement Schedules.  See Schedule II on page following signatures.

(c)                  Reports on Form 8-K.

A report on Form 8-K was filed on August 12, 2002 reporting under Item 9 the submission of correspondence to the Securities and Exchange Commission by Robert H. Kill, Chief Executive Officer, and Thomas S. Wargolet, Chief Financial Officer, of Ciprico Inc. regaurding their certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other reports on Form 8-K were filed during the three months ending September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the “Registrant”)

Date: November 5, 2002	By	/s/ Robert H. Kill
Robert H. Kill, Chief Executive Officer and President

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

Signature	Title	Date

/s/ Robert H. Kill	President, Chief Executive Officer and
Robert H. Kill	Director	November 5, 2002
(Principal executive officer)

/s/ Thomas S. Wargolet	Vice President - Finance and Chief	November 5, 2002
Thomas S. Wargolet	Financial Officer (Principal
financial and accounting officer)

/s/ William N. Wray	Director	November 5, 2002
William N. Wray

/s/ James W. Hansen	Director	November 5, 2002
James W. Hansen

/s/ Mark D. Griffiths	Director	November 5, 2002
Mark D. Griffiths

/s/ Thomas G. Hudson	Director	November 5, 2002
Thomas G. Hudson

/s/ Thomas F. Burniece	Director and Chairman of the Board	November 5, 2002
Thomas F. Burniece

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Kill, Chief Executive Officer of Ciprico Inc., certify that:

1.             I have reviewed this annual report on Form 10-K of Ciprico Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 5, 2002	Signature:	/s/ Robert H. Kill
Robert H. Kill
Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas S. Wargolet, Chief Financial Officer of Ciprico Inc., certify that:

1.             I have reviewed this annual report on Form 10-K of Ciprico Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 5, 2002	Signature:	/s/ Thomas S. Wargolet
Thomas S. Wargolet
Chief Financial Officer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Column A	Column B	Column C		Column D		Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Accounts receivable allowance
September 30, 2002	$409,000	$151,000	—	$—		$560,000
September 30, 2001	408,000	274,000	—	(273,000	) A	409,000
September 30, 2000	545,000	60,000	—	(197,000	) A	408,000

Warranty reserve
September 30, 2002	$423,000	$296,000	—	$(217,000	) B	$502,000
September 30, 2001	223,000	242,000	—	(42,000	) B	423,000
September 30, 2000	75,000	148,000	—	—		223,000

A - Deductions represent accounts receivable written-off during the year.

B - Deductions represent warranty work performed during the year.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended	Commission File No.: 0-11336
September 30, 2002

CIPRICO INC.

Exhibit	Description

3.1	The Registrant’s Certificate of Incorporation, as amended to date—incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988*

3.2	The Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 19.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988*

10.1**	Registrant’s 1992 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992*

10.2**

Specimens of Nonqualified Stock Option Agreements under 1992 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992*

10.3**	Amendment No. 1 to Registrant’s 1992 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1995*

10.4**	Amendment No. 2 to Registrant’s 1992 Nonqualified Stock Option Plan—incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1995*

10.5**	Registrant’s 1994 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1993*

10.6**

Specimen of Incentive Stock Option Agreement under 1994 Incentive Stock Option Plan—incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1993*

10.7**	Registrant’s 1996 Restricted Stock Plan, as amended—incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998*

10.8**	Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan—incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1995*

10.9**	Registrant’s 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998*

10.10**

Specimen of  Incentive Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998*

10.11**

Specimen of  Nonqualified Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998*

10.12

Indenture of Lease, dated June 12, 2002 by and between Moen Leuer Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 17400 Medina Road, Plymouth, Minnesota.

22	Subsidiaries of the Registrant	Jurisdiction
of Incorporation
Name

	Ciprico FSC, Inc.	Virgin Islands
	Ciprico International Limited	England

23.1	Consent of Grant Thornton LLP

24	Power of Attorney from Certain Directors—see Signature Page

99.1	Cautionary Statements

99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Incorporated by reference - Commission File No. 0-11336

**          Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.