Form 10-Q
period 2002-12-31
CIPRICO INC
filed 2003-02-14
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002

OR

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-11336

CIPRICO INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	41-1749708
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17400 Medina Road Plymouth, Minnesota 55447
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

Yes         ☒            No           ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 10, 2003 was 4,662,953 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31,	September 30,
	2002	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,775	$6,413
Marketable securities	21,028	18,071
Accounts receivable, less allowance	4,473	3,590
Inventories	3,295	3,145
Income taxes receivable	789	789
Other current assets	438	898
Total current assets	33,798	32,906

Property and equipment, net	2,395	2,608
Marketable securities	1,031	2,547
Other assets	37	54
	$37,261	$38,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,337	$2,724
Accrued expenses	2,401	2,755
Deferred revenue	422	398
Total current liabilities	6,160	5,877

Shareholders’ equity:
Capital stock	47	48
Additional paid-in capital	34,736	35,188
Retained deficit	(3,649)	(2,966)
Deferred compensation from restricted stock	(33)	(32)
Total shareholders’ equity	31,101	32,238
	$37,261	$38,115

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except
per share amounts)

	Three Months Ended
	December 31,
	2002	2001

NET SALES	$8,112	$7,215
Cost of sales	5,162	4,496

GROSS PROFIT	2,950	2,719

OPERATING EXPENSES:
Research and development	1,448	2,475
Sales and marketing	1,678	2,397
General and administrative	672	641
Total operating expenses	3,798	5,513

LOSS FROM OPERATIONS	(848)	(2,794)
Other income, primarily interest	165	302

LOSS BEFORE INCOME TAXES	(683)	(2,492)
Income tax benefit	—	—
NET LOSS	$(683)	$(2,492)

Shares used to calculate net loss per share:
Basic and diluted	4,722	4,935

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.14)	$(.50)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2002	2001

Cash flows for operating activities:
Net loss	$(683)	$(2,492)
Depreciation and amortization	493	580
Changes in operating assets and liabilities	(265)	(792)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(455)	(2,704)

Cash flows from investing activities:
Equipment purchases	(272)	(318)
Purchases of marketable securities	(7,477)	(9,931)
Proceeds from sale or maturity of marketable securities	6,036	9,970

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,713)	(279)

Cash flows from financing activities:
Repurchase of common stock	(470)	(341)

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(470)	(341)

Net decrease in cash and cash equivalents	(2,638)	(3,324)

Cash and cash equivalents at beginning of period	6,413	6,377

Cash and cash equivalents at end of period	3,775	3,053

Marketable securities, current	21,028	18,491
Marketable securities, long-term	1,031	5,108

Total cash and marketable securities	$25,834	$26,652

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiaries (the Company) is the design, manufacture, and marketing of high performance, direct attached and networked storage solutions, including intelligent disk array hardware, software and services for digital media applications. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on November 5, 2002.

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

At December 31, 2002 and September 30, 2002, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	December 31,	September 30,
	2002	2002
Current marketable securities:
Commercial Paper	$17,020	$15,568
U.S. Government Agencies	4,008	2,503
	21,028	18,071
Non-current marketable securities:
Commercial Paper	1,031	1,509
U.S. Government Agencies	—	1,038
	1,031	2,547

	$22,059	$20,618

NOTE C – INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of December 31, 2002 and September 30, 2002 inventory consists of the following (in thousands).

	December 31, 2002	September 30, 2002

Finished Goods	$1,030	$1,158
Work-in-Process	288	292
Raw Materials	1,977	1,695
	$3,295	$3,145

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of December 31, 2002 (in thousands):

Balance at September 30, 2002	Charged to Costs and Expenses	Deductions	Balance at December 31, 2002
$502	$38	$4	$536

NOTE E – SHAREHOLDERS’ EQUITY

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million.  As of December 31, 2002, 983,850 shares of common stock have been repurchased for approximately $7.6 million.

Stock Option Exchange

On December 4, 2002 the Company accepted for exchange stock options to purchase 159,500 shares of common stock granted under the Ciprico Inc. 1999 Amended and Restated Stock Option Plan pursuant to a Tender Offer Statement on Schedule TO dated November 4, 2002 (“Schedule TO”) offered to certain eligible employees (the “exchange”). The exchange was offered to non-management employees who held stock options effective October 25, 2002 with an exercise price of $7.00 per share or more and expiring after January 1, 2004, who were option holders that had not received options after May 1, 2002. Subject to the terms and conditions of the exchange, the Company will grant options to purchase an aggregate of 127,600 shares of common stock for such tendered options on or after June 6, 2003.  There will be no compensation expense recognized as a result of this exchange.

Shareholder Rights Plan

On January 8, 2003, the Board of Directors adopted a shareholder rights plan under which the Board declared a dividend distribution of one right for each outstanding share of Ciprico common stock as of January 14, 2003.  Upon becoming exercisable, each right would entitle its holder to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $32.00 per right.  Subject to certain allowable actions by the Board, the rights will become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of its common stock.  Unless the Board exercises certain other rights, if such a person acquires 15% or more of the Company’s common stock, each right would enable a Ciprico shareholder to acquire Ciprico stock having a market value of twice the right’s exercise price.  The rights are redeemable at the option of the Company in certain instances.

NOTE F – NET EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  For the three month period ended December 31, 2002 and 2001, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share.

For the three month periods ended December 31, 2002 and 2001, common stock equivalents of 9,398 and 41,931, respectively were excluded in the computation of the net loss per share since they were antidilutive.  Options to purchase 1,097,620 and 1,111,491 shares of common stock with a weighted average exercise price of $7.90 and $9.60 were outstanding at December 31, 2002 and 2001, but were excluded from the computation of common share equivalents for the three month period because their exercise price exceeds the average share price during the quarter.

NOTE G – SEGMENT INFORMATION

The Company operates in a single reportable segment.  The following presents net sales for the three month periods ended December 31, 2002 and 2001 by geographic area.  The Company has no material long-lived assets outside of the United States.

The Company’s net sales summarized by geographic area are as follows (in thousands):

	2002	2001
Geographic Area
North America	$7,829	$6,173
Europe and other foreign	283	1,042
	$8,112	$7,215

Sales to significant customers as a percentage of sales for the period ended December 31 are as follows:

	2002	2001
Customer A	29%	—%
Customer B	14	11
Customer C	13	7
Customer D	6	21
	62%	39%

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure.  FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation.  Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002.  New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.  Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's financial position or results of operation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002.  The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.  This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.  See Note D for disclosure information related to the Company’s warranty program.

In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  This pronouncement is currently not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

CIPRICO INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 of the Securities and Exchange Commission, requests that all companies include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by Ciprico Inc. (“the Company, we and our”).

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

We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  In the fourth quarter of fiscal 2002, we recorded an adjustment of $700,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during fiscal 2002 and planned product migration of new product introductions released in fiscal 2002 or scheduled for release in early fiscal 2003.

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

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. and its subsidiaries should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Comparative information on sales by market for the period ended December 31, are shown in the chart below (in millions).

	2002		2001
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$4.7	58%	$2.3	32%
Military & Government	3.2	40	4.5	63
Other	0.2	2	0.4	5
Total	$8.1	100%	$7.2	100%

	2002		2001
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$7.8	96%	$6.2	86%
International	0.3	4	1.0	14
Total	$8.1	100%	$7.2	100%

Net sales for the three month period ended December 31, 2002 increased 12% to $8.1 million compared to $7.2 million for the same period last year.  Sales from customers in the United States increased 26% and sales from international customers decreased 70% for the period.  The overall decline in international sales primarily reflects lower demand from Silicon Graphics Inc. (“SGI”) within our military segment.

The 104% increase in sales in the Broadcast segment between the periods includes approximately $2.8 million of increased sales in our domestic operations from our three largest OEM customers, one of which is a new account added during the second fiscal quarter of 2002.  We believe this increase reflects higher demand in the broadcast media industry between years.  This was partially offset by decreased sales from legacy post-production customers, particularly in Europe due primarily to lower demand.  We believe our sales in the Broadcast segment for fiscal 2003 will be higher than the previous year.  However, this could be adversely impacted due to an uncertain sustained economic recovery or the potential impacts from a possible war in the Middle East.

The 29% decrease in sales in the Military segment reflects the cyclical spending patterns of this program-oriented business.  In addition, we believe our military sales for fiscal 2002 reflect increased spending in certain programs in response to the September 11, 2001 attack on the United States.  Due to the timing of the implementation and funding of defense-related programs, sales in the Military segment have historically fluctuated within periods and are expected to continue to fluctuate in future periods.  The decline in sales in the other market segment primarily reflects reduced demand from a medical imaging integrator and a geosciences customer.

Our revenue growth in fiscal 2003 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products. During 2002, we released three new products including the TALON™, FibreSTORE® 2210 and DiMeda™ 2400.  Total sales of these new products for period ended December 31, 2002 were approximately $1.1 million.  Sales of our NETarray product attributed to approximately $3.9 million of sales for the period.

(more)

Gross profit, as a percentage of net sales, was 36.4% for the three months ended December 31, 2002, compared to 37.7% for the same prior year period.  This decline primarily reflects the higher sales mix of the NETarray product, which carries lower margins than our other products.

Research and development expenses decreased $1.0 million or 41% to $1.4 million, compared to the same quarter last year.  Expenses as a percentage of sales were 18% compared to 34% in the prior year period.  This 16% reduction primarily reflects reduced prototype spending due to the timing of development projects, our shift towards integrated software development activities and decreased headcount due to our restructuring efforts in the prior year.  We expect that quarterly research and development expense levels for the remainder of the year will increase as a result of new prototype spending related to our new product development activities.

Sales and marketing expenses decreased $719,000 or 30% to $1.7 million, compared to the same quarter last year. Expenses as a percentage of sales were 21% compared to 33% in the prior year period.  This 12% decrease is primarily the result of reduced headcount between years resulting from our restructuring efforts implemented during the second half of fiscal 2002.  General and administrative expenses increased $31,000 or 5% to $672,000 for the three months ended December 31, 2002, as compared to the same quarter of last year, which primarily reflects legal and advisory costs related to the implementation of the shareholder rights plan.

Other income decreased approximately $137,000 due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had cash, cash equivalents and marketable securities totaling $25.8 million compared to $27.0 million at the end of fiscal 2002.

Cash flows used in operating activities was $455,000 for the three months ended December 31, 2002 compared to $2.7 million for the same period last year.  The decrease primarily reflects a reduced operating loss for the period compared to the prior year period. Capital expenditures of approximately $270,000 for the three months ended December 31, 2002 includes approximately $150,000 of spending related to our new facility and $120,000 of new equipment and upgrades to engineering and production test equipment.  We anticipate that capital expenditures for fiscal 2002 will approximate $1.7 million to $2.0 million.  During the three months ended December 31, 2002, we purchased 144,810 shares of common stock for approximately $470,000.  The remaining authorization as of December 31, 2002 under our stock buyback program is $4.4 million.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in Exhibit 99 on Form 10-K filed on November 5, 2002.  Some of these reasons include the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter.  Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

CIPRICO INC.

Dated: February 14, 2003	/s/ Robert H. Kill
Robert H. Kill, President and Chief Executive Officer
(Chief Executive Officer)

Dated: February 14, 2003	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Kill, Chief Executive Officer of Ciprico Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Ciprico Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	Signature:	/s/ Robert H. Kill
Robert H. Kill
Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas S. Wargolet, Chief Financial Officer of Ciprico Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Ciprico Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	Signature:	/s/ Thomas S. Wargolet
Thomas S. Wargolet
Chief Financial Officer

CIPRICO INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002