Form 10-Q
period 2003-03-31
CIPRICO INC
filed 2003-05-08
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2003

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2003 was 4,648,678 shares.

CIPRICO INC. AND SUBSIDIARY

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,472	$6,413
Marketable securities	15,628	18,071
Accounts receivable, less allowance	6,108	3,590
Inventories	4,686	3,145
Income taxes receivable	—	789
Other current assets	348	898
Total current assets	35,242	32,906

Property and equipment, net	2,743	2,608
Marketable securities	—	2,547
Other assets	43	54
	$38,028	$38,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,138	$2,724
Accrued expenses	2,149	2,755
Deferred revenue	386	398
Total current liabilities	7,673	5,877

Shareholders’ equity:
Capital stock	47	48
Additional paid-in capital	34,671	35,188
Accumulated Deficit	(4,324)	(2,966)
Deferred compensation from restricted stock	(39)	(32)
Total shareholders’ equity	30,355	32,238
	$38,028	$38,115

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)	Three-months Ended March 31,		Six-months Ended March 31,
	2003	2002	2003	2002

NET SALES	$8,571	$8,110	$16,683	$15,325
Cost of sales	5,469	5,356	10,631	9,852

GROSS PROFIT	3,102	2,754	6,052	5,473

OPERATING EXPENSES:
Research and development	1,584	2,294	3,032	4,769
Sales and marketing	1,698	2,205	3,376	4,602
General and administrative	606	670	1,278	1,311
Total operating expenses	3,888	5,169	7,686	10,682

LOSS FROM OPERATIONS	(786)	(2,415)	(1,634)	(5,209)
Other income, primarily interest	111	236	276	538

LOSS BEFORE INCOME TAXES	(675)	(2,179)	(1,358)	(4,671)
Income tax benefit	—	(1,130)	—	(1,130)

NET LOSS	$(675)	$(1,049)	$(1,358)	$(3,541)

Shares used to calculate net loss per share:
Basic and diluted	4,658	4,904	4,685	4,919

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.21)	$(0.29)	$(0.72)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six-months Ended March 31,
	2003	2002

Cash flows for operating activities:
Net loss	$(1,358)	$(3,541)
Depreciation and amortization	932	1,170
Changes in operating assets and liabilities	(924)	(1,362)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,350)	(3,733)

Cash flows from investing activities:
Equipment purchases	(1,058)	(761)
Purchases of marketable securities	(11,088)	(19,900)
Proceeds from sale or maturity of marketable securities	16,078	20,454

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,932	(207)

Cash flows from financing activities:
Repurchase of common stock	(622)	(486)
Proceeds from issuance of common stock	99	137

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(523)	(349)

Net increase (decrease) in cash and cash equivalents	2,059	(4,289)

Cash and cash equivalents at beginning of period	6,413	6,377

Cash and cash equivalents at end of period	8,472	2,088

Marketable securities, current	15,628	17,986
Marketable securities, long-term	—	5,098

Total cash and marketable securities	$24,100	$25,172

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2003 and the results of operations for the three-month and six-month periods ended March 31, 2003 and 2002, and the cash flows for the six-months ended March 31, 2003 and 2002. The results of operations for the six-months ended March 31, 2003 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on November 5, 2002.

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

At March 31, 2003 and September 30, 2002, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	March 31, 2003	September 30, 2002
Current marketable securities:
Commercial Paper	$14,123	$15,568
U.S. Government Agencies	1,505	2,503
	15,628	18,071
Non-current marketable securities:
Commercial Paper	—	1,509
U.S. Government Agencies	—	1,038
	—	2,547

	$15,628	$20,618

NOTE C – INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of March 31, 2003 and September 30, 2002 inventory consisted of the following (in thousands):

	March 31, 2003	September 30, 2002

Finished Goods	$1,294	$1,158
Work-in-Process	683	292
Raw Materials	2,709	1,695
	$4,686	$3,145

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of March 31, 2003 (in thousands):

Balance at September 30, 2002	Charged to Costs and Expenses	Deductions	Balance at March 31, 2003
$502	$81	$96	$487

NOTE E – INCOME TAXES

For the three and six-month periods ended March 31, 2002 the income tax benefit of $1.1 million reflected recognition of an income tax benefit related to an expected Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.   For the three and six-month period ended March 31, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

NOTE F – SHAREHOLDERS’ EQUITY

Stock Option Plan

The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and expire up to 10 years from the date of grant.  The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three-months Ended March 31,		Six-months Ended March 31,
	2003	2002	2003	2002

Net loss, as reported	$(675)	$(1,049)	$(1,358)	$(3,541)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(107)	(150)	(214)	(300)
Pro forma net loss	$(782)	$(1,199)	$(1,572)	$(3,841)

Loss per share
Basic and Diluted – as reported	$(0.14)	$(0.21)	$(0.29)	$(0.72)
Basic and Diluted – pro forma	$(0.17)	$(0.24)	$(0.34)	$(0.78)

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount to be expended under the plan to $12.0 million.  As of March 31, 2003, 1,021,935 shares of common stock have been repurchased for approximately $7.7 million.

Stock Option Exchange

On December 4, 2002 the Company accepted for exchange stock options to purchase 159,500 shares of common stock granted under the Ciprico Inc. 1999 Amended and Restated Stock Option Plan pursuant to a Tender Offer Statement on Schedule TO dated November 4, 2002 (“Schedule TO”) offered to certain eligible employees (the “exchange”).    The exchange was offered to non-management employees who held stock options effective October 25, 2002 with an exercise price of $7.00 per share or more and expiring after January 1, 2004, who were option holders that had not received options after May 1, 2002.   Subject to the terms and conditions of the exchange, the Company will grant options to purchase an aggregate of 127,600 shares of common stock for such tendered options on or after June 6, 2003 with an exercise price equal to the market value of the Company’s common stock on the date of the grant.  There will be no compensation expense recognized as a result of this exchange.

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

NOTE G – NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the three-month periods ended March 31, 2003 and 2002, common stock equivalents of 57,793 and 67,818 were excluded from the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 833,238 and 1,131,194 shares of common stock with a weighted average exercise price of $8.46 and $9.25 were outstanding at March 31, 2003 and 2002, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the six-month periods ended March 31, 2003 and 2002, common stock equivalents of 22,336 and 42,565 were excluded in the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.   Options to purchase 799,241 and 1,117,991 shares of common stock with a weighted average exercise price of $8.82 and $9.41 were outstanding at March 31, 2003 and 2002, but were excluded from the computation of common share equivalents for the six-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE H – SEGMENT INFORMATION

The Company operates in a single reportable segment.  The Company has no material long-lived assets outside of the United States.  The following presents net sales for the six-months ended March 31, 2003 and 2002 by geographic area (in thousands).

Geographic Area	2002	2003
North America	$15,874	$13,458
Europe	634	1,476
Other foreign	175	391
	$16,683	$15,325

Sales to significant customers as a percentage of sales for the six-month period ended March 31 are as follows:

	2003	2002
Customer A	34%	16%
Customer B	15	12
Customer C	9	9
Customer D	7	15
Customer E	10	3
	62%	39%

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective for the Company beginning with its quarter ended December 31, 2002.  The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.  This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.  See Note D for disclosure information related to the Company’s warranty program.

In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities.FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  This pronouncement is currently not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

CIPRICO INC. AND SUBSIDIARY

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision to reduce excess and obsolete inventory to estimated market value based primarily on our estimated forecast of product demand and production requirements for the next twelve months or expected life of the representative product. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.  We do not adjust our lower of cost or market adjustment to inventory components upward once a reduction was determined to be necessary.  We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. and its subsidiary should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto, included elsewhere in this Report.

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

CIPRICO INC. AND SUBSIDIARY

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six-months Ended March 31, 2003 Compared to Three and Six-months Ended March 31, 2002

Comparative information on sales by market for the period ended March 31, are shown in the chart below (in millions).

For the Three-months Ended March 31:

	2003		2002
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$6.5	76%	$4.8	59%
Military & Government	2.0	23	3.0	37
Other	0.1	1	0.3	4
Total	$8.6	100%	$8.1	100%

	2003		2002
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$8.1	94%	$7.3	90%
International	0.5	6	0.8	10
Total	$8.6	100%	$8.1	100%

For the Six-months Ended March 31:

	2003		2002
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$11.2	67%	$7.1	46%
Military & Government	5.2	31	7.5	49
Other	0.3	2	0.7	5
Total	$16.7	100%	$15.3	100%

	2003		2002
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$15.9	95%	$13.5	88%
International	0.8	5	1.8	12
Total	$16.7	100%	$15.3	100%

Net sales for the three-month period ended March 31, 2003 increased 6% to $8.6 million compared to $8.1 million for the comparable period in 2002.  Net sales for the six-month period ended March 31, 2003 increased 9% to $16.7 million compared to $15.3 million for the same period last year.  Sales from customers in the United States increased 11% and 18% for the three and six-month periods ended March 31, 2003.  Sales from international customers decreased 38% and 56% for the three and six-month periods ended March 31, 2003.  The overall decline in international sales reflects lower demand from Silicon Graphics Inc. (“SGI”), primarily within our Military segment.

Sales in the Broadcast segment increased $1.7 million or 35% and $4.1 million or 58% for the three and six-month periods ended March 31, 2003, respectively.  Substantially all of this increase is a result of higher sales volumes from our top three OEM customers.  We believe this growth reflects growing demand for digital storage applications within the broadcast industry and we believe our sales in the Broadcast segment for fiscal 2003 will be higher than the previous year.  However, this could be adversely impacted by an uncertain sustained economic recovery and / or the potential impacts of the recent military action in the Middle East that could adversely impact ad spending levels and capital spending in this sector.

Sales in the Military segment decreased $1.0 million or 33% and $2.3 million or 31% for the three and six-month periods ended March 31, 2003, respectively.  This decrease reflects reduced spending levels from systems integrators associated with defense related programs due in part to the military action in the Middle East.  Sales in the Military segment have historically fluctuated within periods and are expected to continue to fluctuate in future periods.  The decline in sales in the other market segment primarily reflects reduced demand from several customers in legacy markets such as medical imaging, geosciences and digital prepress.

Our revenue growth in fiscal 2003 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.   During 2002, we released three new products including the TALON™, FibreSTORE® 2210 and DiMeda™ 2400.  Total sales of these new products for the six-month period ended March 31, 2003 were approximately $3.5 million.  Sales of our NETarray product attributed to approximately $8.1 million of sales for the first six-month period.

Gross profit, as a percentage of net sales, was 36.2% and 36.3% for the three and six-month periods ended March 31, 2003, compared to 34.0% and 35.7% for the same prior year periods.  This increase primarily reflects improved efficiencies and overhead absorption due to increased volumes and the impacts from expense reduction efforts in the prior year.

Research and development expenses for the three and six-month periods ended March 31, 2003 were $1.6 million and $3.0 million respectively.  Research and development expenses for the three and six-month periods ended March 31, 2002 were $2.3 million and $4.8 million respectively.  Expenses as a percentage of sales were 18% for both the three and six-months ended March 31, 2003 compared to 28% and 31% for the same prior year periods.  This reduction primarily reflects reduced prototype spending due to the timing of development projects, our shift towards integrated software development activities and decreased headcount due to our restructuring efforts in the prior year.  We expect that quarterly research and development expense levels for the remainder of the year will increase slightly as a result of prototype spending related to our new product development activities.

Sales and marketing expenses were $1.7 million and $3.4 million for the three and six-month periods ended March 31, 2003, compared to $2.2 million and $4.6 million for the same prior year periods, a decrease of $500,000 and $1.2 million, respectively.  Expenses as a percentage of sales were 20% for both the three and six-months ended March 31, 2003 compared to 27% and 30% for the same prior year periods.  This reduction is primarily the result of reduced headcount between years resulting from our restructuring efforts during the second half of fiscal 2002.  General and administrative expenses decreased approximately $64,000 and $33,000 for the three and six-month periods ended March 31, 2003, as compared to the same prior year periods.

Other income decreased approximately $125,000 and $262,000 for the three and six-month periods ended March 31, 2003, as compared to the same prior year periods. This decrease is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

An income tax benefit of $1.1 million was recorded in the three and six-month periods ended March 31, 2002.  This benefit reflected recognition of an income tax benefit related to an expected Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash, cash equivalents and marketable securities totaling $24.1 million compared to $27.0 million at the end of fiscal 2002.

Cash flows used in operating activities were $1.4 million for the six-months ended March 31, 2003 compared to $3.7 million for the same period last year.  The decrease primarily reflects a reduced operating loss for the period compared to the prior year period.  Capital expenditures of approximately

$1.1 million for the six-months ended March 31, 2003 primarily reflect spending related to our new product development efforts and leasehold improvements related to the relocation of our corporate office.  We anticipate that capital expenditures for fiscal 2003 will approximate $1.7 to $2.0 million.  During the six-months ended March 31, 2003, we purchased 182,895 shares of common stock for approximately $622,000. The remaining authorization as of March 31, 2003 under our stock buyback program is $4.3 million.

Please see Note I “New Accounting Pronouncements” for recently issued accounting pronouncements that are applicable to the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in Exhibit 99 on Form 10-K filed on November 5, 2002.  Some of these reasons include the ability to achieve and maintain profitability; the impact of geopolitical and economic factors affecting the markets in which we are concentrated; the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter.  Investors should take such risks into account when making investment decisions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

CIPRICO INC. AND SUBSIDIARY

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

CIPRICO INC. AND SUBSIDIARY

ITEM 4.  CONTROLS AND PROCEDURES

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

CIPRICO INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A press release issued by Ciprico Inc. on Tuesday, April 22, 2003, disclosing its results of operations for the quarter ended March 31, 2003, pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition,” and was included under Item 9 as contemplated by SEC Release No. 33-8216.  The press release was furnished pursuant to Item 9 of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: May 8, 2003	/s/ Robert H. Kill
Robert H. Kill, President and
Chief Executive Officer
(Chief Executive Officer)

Dated: May 8, 2003	/s/ Thomas S. Wargolet
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 8, 2003	Signature:	/s/ Robert H. Kill
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 8, 2003	Signature:	/s/ Thomas S. Wargolet
Thomas S. Wargolet
Chief Financial Officer