Form 10-Q
period 2003-06-30
CIPRICO INC
filed 2003-08-11
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

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

Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2003 was 4,675,335 shares.

CIPRICO INC. AND SUBSIDIARY

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,034	$6,413
Marketable securities and short term investments	13,610	18,071
Accounts receivable, less allowance	5,919	3,590
Inventories, net	4,649	3,145
Income taxes receivable	—	789
Other current assets	382	898
Total current assets	32,594	32,906

Property and equipment, net	2,450	2,608
Marketable securities	—	2,547
Other assets	43	54
	$35,087	$38,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,217	$2,724
Accrued expenses	2,338	2,755
Deferred revenue	313	398
Total current liabilities	5,868	5,877

Shareholders’ equity:
Capital stock	46	48
Additional paid-in capital	34,517	35,188
Accumulated deficit	(5,316)	(2,966)
Deferred compensation from restricted stock	(28)	(32)
Total shareholders’ equity	29,219	32,238
	$35,087	$38,115

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except
per share amounts)

	Three-months Ended June 30,		Nine-months Ended June 30,
	2003	2002	2003	2002

NET SALES	$8,431	$9,081	$25,114	$24,406
Cost of sales	5,607	6,146	16,238	15,998

GROSS PROFIT	2,824	2,935	8,876	8,408

OPERATING EXPENSES:
Research and development	1,574	2,090	4,606	6,859
Sales and marketing	1,734	2,284	5,110	6,886
General and administrative	613	667	1,891	1,978
Total operating expenses	3,921	5,041	11,607	15,723

LOSS FROM OPERATIONS	(1,097)	(2,106)	(2,731)	(7,315)
Other income, primarily interest	105	213	381	751

LOSS BEFORE INCOME TAXES	(992)	(1,893)	(2,350)	(6,564)
Income tax benefit	—	—	—	(1,130)

NET LOSS	$(992)	$(1,893)	$(2,350)	$(5,434)

Shares used to calculate net loss per share:
Basic and diluted	4,647	4,886	4,676	4,908

NET LOSS PER SHARE:
Basic and diluted	$(0.21)	$(0.39)	$(0.50)	$(1.11)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-months Ended June 30,
	2003	2002
Cash flows for operating activities:
Net loss	$(2,350)	$(5,434)
Depreciation and amortization	1,374	1,770
Changes in operating assets and liabilities	(2,506)	308

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,482)	(3,356)

Cash flows from investing activities:
Equipment purchases	(1,236)	(1,153)
Purchases of marketable securities	(17,093)	(24,945)
Proceeds from sale or maturity of marketable securities	24,101	29,954

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	5,772	3,856

Cash flows from financing activities:
Repurchase of common stock	(692)	(703)
Proceeds from issuance of common stock	23	137

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(669)	(566)

Net increase (decrease) in cash and cash equivalents	1,621	(66)

Cash and cash equivalents at beginning of period	6,413	6,377

Cash and cash equivalents at end of period	8,034	6,311

Marketable securities, current and short term investments	13,610	13,505
Marketable securities, long-term	—	5,124

Total cash, marketable securities and short term investments	$21,644	$24,940

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month and nine-month periods ended June 30, 2003 and 2002, and the cash flows for the nine-months ended June 30, 2003 and 2002. The results of operations for the nine-months ended June 30, 2003 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on November 5, 2002.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper, government agencies and other asset-backed investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At June 30, 2003 and September 30, 2002, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	June 30, 2003	September 30, 2002
Current marketable securities:
Commercial Paper	$11,643	$15,568
U.S. Government Agencies	1,503	2,503
Asset-backed investments	464	—
	13,610	18,071
Non-current marketable securities:
Commercial Paper	—	1,509
U.S. Government Agencies	—	1,038
	—	2,547

	$13,610	$20,618

NOTE C – INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of June 30, 2003 and September 30, 2002 inventory consisted of the following (in thousands):

	June 30, 2003	September 30, 2002

Finished Goods	$1,075	$1,158
Work-in-Process	766	292
Raw Materials	2,808	1,695
	$4,649	$3,145

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s warranty accrual as of June 30, 2003 (in thousands):

Balance at September 30, 2002	Charged to Costs and Expenses	Deductions	Balance at June 30, 2003
$502	$121	$161	$462

NOTE E – INCOME TAXES

For the nine-month period ended June 30, 2002 the income tax benefit of $1.1 million reflected recognition of an income tax benefit related to a Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.  For the three and nine-month period ended June 30, 2003 the Company has not recorded an income tax benefit since it has established a valuation allowance against all deferred tax assets.

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

	Three-months Ended June 30,		Nine-months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(992)	$(1,893)	$(2,350)	$(5,434)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(119)	(150)	(333)	(450)
Pro forma net loss	$(1,111)	$(2,043)	$(2,683)	$(5,884)

Loss per share
Basic and Diluted – as reported	$(0.21)	$(0.39)	$(0.50)	$(1.11)
Basic and Diluted – pro forma	$(0.24)	$(0.42)	$(0.57)	$(1.20)

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount to be expended under the plan to $12.0 million.  As of June 30, 2003, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.

Stock Option Exchange

On December 4, 2002 the Company accepted for exchange stock options to purchase 159,500 shares of common stock granted under the Ciprico Inc. 1999 Amended and Restated Stock Option Plan pursuant to a Tender Offer Statement on Schedule TO dated November 4, 2002 (“Schedule TO”) offered to certain eligible employees (the “exchange”).  The exchange was offered to non-management employees who held stock options effective October 25, 2002 with an exercise price of $7.00 per share or more and expiring after January 1, 2004, who were option holders that had not received options after May 8, 2002.  On June 10, 2003 the Company granted options to purchase 127,600 shares of common stock at a price of $5.75. There was no compensation expense recognized as a result of this exchange.

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

For the three-month periods ended June 30, 2003 and 2002, common stock equivalents of 82,235 and 58,780 were excluded from the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 817,641 and 1,085,641 shares of common stock with a weighted average exercise price of $7.63 and $9.11 were outstanding at June 30, 2003 and 2002, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the nine-month periods ended June 30, 2003 and 2002, common stock equivalents of 4,673 and 55,748 were excluded in the computation of the net loss per share since they were antidilutive due to net losses incurred by the Company.  Options to purchase 784,456 and 812,720 shares of common stock with a weighted average exercise price of $7.95 and $12.17 were outstanding at June 30, 2003 and 2002, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE H – SEGMENT INFORMATION

The Company operates in a single reportable segment.  The Company has no material long-lived assets outside of the United States.  The following presents net sales for the nine-months ended June 30, 2003 and 2002 by geographic area (in thousands).

Geographic Area	2003	2002
North America	$23,956	$22,053
Europe	858	1,822
Other foreign	300	531
	$25,114	$24,406

Sales to significant customers as a percentage of sales for the nine-month periods ended June 30, 2003 and 2002 are as follows:

	2003	2002
Customer A	40%	17%
Customer B	11	13
Customer C	9	10
Customer D	6	12
	66%	52%

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 were effective for the Company beginning with its quarter ended December 31, 2002.  The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002.  This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.  See Note D for disclosure information related to the Company’s warranty program.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  This pronouncement is currently not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

Three and Nine-months Ended June 30, 2003 Compared to Three and Nine-months Ended June 30, 2002

Comparative information on sales by market for the period ended June 30, are shown in the chart below (in millions).

For the Three-months Ended June 30:

	2003		2002
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$5.7	68%	$5.2	57%
Military & Government	2.5	30	3.7	41
Other	0.2	2	0.2	2
Total	$8.4	100%	$9.1	100%

	2003		2002
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$8.1	96%	$8.6	95%
International	0.3	4	0.5	5
Total	$8.4	100%	$9.1	100%

For the Nine-months Ended June 30:

	2003		2002
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$17.0	68%	$12.2	50%
Military & Government	7.7	31	11.2	46
Other	0.4	1	1.0	4
Total	$25.1	100%	$24.4	100%

	2003		2002
Geographic Location	Sales	% of Total	Sales	% of Total
Domestic	$24.0	96%	$22.1	91%
International	1.1	4	2.3	9
Total	$25.1	100%	$24.4	100%

Net sales for the three-month period ended June 30, 2003 decreased 8% to $8.4 million compared to $9.1 million for the comparable period in 2002.  Net sales for the nine-month period ended June 30, 2003 increased 3% to $25.1 million compared to $24.4 million for the same period last year.  Sales to customers in the United States decreased 6% for the three-month period and increased 9% for the nine-month periods ended June 30, 2003.  Sales from international customers decreased 40% and 52% for the three and nine-month periods ended June 30, 2003.  The overall decline in international sales reflects lower demand from Silicon Graphics Inc. (“SGI”), primarily within our Military segment.

Sales in the Broadcast segment increased $500,000 or 10% and $4.8 million or 39% for the three and nine-month periods ended June 30, 2003, respectively.  Substantially all of this increase is a result of higher sales volumes from our top three OEM customers.  We believe this growth reflects growing demand for digital storage applications within the broadcast industry and we believe our sales in the Broadcast segment for fiscal 2003 will be higher than the previous year.  However, this could be adversely impacted by an uncertain sustained economic recovery and / or the potential impacts of the recent military action in the Middle East that could adversely impact advertising spending levels and capital spending in this sector.

Sales in the Military segment decreased $1.2 million or 32% and $3.5 million or 31% for the three and nine-month periods ended June 30, 2003, respectively.  This decrease reflects reduced spending levels from systems integrators associated with defense related programs due in part to the military action in the Middle East.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  We believe our sales in this segment have been adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified.  Sales in the Military segment have historically fluctuated between periods and are expected to continue to fluctuate in future periods.  The decline in sales in the other market segment primarily reflects reduced demand from several customers in legacy markets such as medical imaging, geosciences and digital prepress.

Our future revenue growth is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and success of programs which specify Ciprico products.  During 2002, we released three new products including the TALON™, FibreSTORE® 2210 and DiMeda™ 2400.  Total sales of these new products for the nine-month period ended June 30, 2003 were approximately $5.3 million.  Sales of our NETarray product attributed to approximately $13.3 million of sales for the nine-month period.

Gross profit, as a percentage of net sales, was 33.5% and 35.3% for the three and nine-month periods ended June 30, 2003, compared to 32.3% and 34.5% for the same prior year periods.  This increase primarily reflects improved efficiencies and overhead absorption due to increased volumes and the impacts from expense reduction efforts in the prior year.

Research and development expenses for the three and nine-month periods ended June 30, 2003 were $1.6 million and $4.6 million respectively.  Research and development expenses for the three and nine-month periods ended June 30, 2002 were $2.1 million and $6.9 million respectively.  Expenses as a percentage of sales were 19% for the three-months and 18% for the nine-months ended June 30, 2003 compared to 23% and 28% for the same prior year periods.  This reduction primarily reflects reduced prototype spending, our shift towards integrated software development activities and decreased headcount due to our restructuring efforts in the prior year.  We do not expect our quarterly research and development expenses to change significantly for the remainder of the year.

Sales and marketing expenses were $1.7 million and $5.1 million for the three and nine-month periods ended June 30, 2003, compared to $2.3 million and $6.9 million for the same prior year periods, a decrease of $600,000 and $1.8 million, respectively.  Expenses as a percentage of sales were 21% for the three-months and 20% for nine-months ended June 30, 2003 compared to 25% and 28% for the same prior year periods.  This reduction is primarily the result of reduced headcount between years resulting from our restructuring efforts during the second half of fiscal 2002.  General and administrative expenses decreased approximately $54,000 and $87,000 for the three and nine-month periods ended June 30, 2003, as compared to the same prior year periods.

In the fourth quarter, we consolidated a number of sales and marketing positions, including the closure of our European sales offices and implemented other workforce and cost reductions, which in the aggregate are expected to save approximately $2.0 million in annual costs.  We expect most of these costs will reduce our operating expenses and the full impact of these reductions will be realized beginning in fiscal 2004.  We expect to record a pre-tax charge in the fourth quarter of approximately $500,000 in connection with these restructuring efforts.

Other income decreased approximately $108,000 and $370,000 for the three and nine-month periods ended June 30, 2003, as compared to the same prior year periods. This decrease is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

An income tax benefit of $1.1 million was recorded in the nine-month period ended June 30, 2002.  This benefit reflected recognition of an income tax benefit related to an expected Federal income tax refund filed under the provision of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash, cash equivalents and marketable securities totaling $21.6 million compared to $27.0 million at the end of fiscal 2002.

Cash flows used in operating activities were $3.5 million for the nine-months ended June 30, 2003 compared to $3.4 million for the same period last year.  For the nine months ended June 30, 2003, the $2.5 million use of cash for working capital primarily reflects increase in inventories due to slower sales on certain new products, transition to purchased versus consigned inventory on the FibreSTORE 2210 product and end of life purchase of certain disk drives for a customer contract.  The increase in accounts receivable primarily reflects timing of sales to broadcast OEM customers within the period.  Capital expenditures of approximately $1.2 million for the nine-months ended June 30, 2003 primarily reflect spending related to our new product development efforts and leasehold improvements related to the relocation of our corporate office.  We anticipate that capital expenditures for fiscal 2003 will approximate $1.5 to $1.7 million.  During the nine-months ended June 30, 2003, we purchased 197,995 shares of common stock for approximately $692,000. The remaining authorization as of June 30, 2003 under our stock buyback program is $4.2 million.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s financial position or results of operations.

Please see Note I “New Accounting Pronouncements” for recently issued accounting pronouncements that are applicable to the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in Exhibit 99.1 on Form 10-K filed on November 5, 2002.  Some of these reasons include the ability to achieve and maintain profitability; the impact of geopolitical and economic factors affecting the markets in which we are concentrated; the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter. Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

CIPRICO INC. AND SUBSIDIARY

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in commercial paper, highly rated U.S. government agencies and other asset-backed securities.  All investments are held-to-maturity.  The market risk on such investments is minimal.  Receivables from sales to foreign customers are denominated in U.S. Dollars.  If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company’s foreign subsidiary, Ciprico International Limited, are denoted in pounds sterling.  The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

CIPRICO INC. AND SUBSIDIARY

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CIPRICO INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on July 22, 2003 with respect to the press release dated July 22, 2003 announcing the Company’s results of operations for the quarter ended June 30, 2003.

CIPRICO INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: August 11, 2003	/s/ Robert H. Kill
Robert H. Kill, President and
Chief Executive Officer
(Chief Executive Officer)

Dated: August 11, 2003	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)