Form 10-K
period 2003-09-30
CIPRICO INC
filed 2003-12-12
CIK 720145

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File No. 0-11336

CIPRICO INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17400 Medina Road
Plymouth, Minnesota 55447
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number,
Including Area Code: (763) 551-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of November 14, 2003 was approximately  $24.2 million (based upon the last sale price of the Registrant’s Common Stock on such date).

Shares of Common Stock outstanding at November 14, 2003: 4,681,335 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2003

NOTE REGARDING FORWARD–LOOKING STATEMENTS

When used in this Form 10-K, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products and features, (vi) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission.

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

iSCSI

Internet SCSI is an internet protocol (IP) based Storage Networking Protocol that provides access to shared storage devices utilizing the mapping of SCSI transport protocol over TCP/IP, allowing SCSI storage controllers to be attached to IP networks.

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

NAS

An acronym for Network Attached Storage. NAS devices are storage devices that users connect to via a networking interface such as Ethernet instead of through traditional storage interfaces such as SCSI or Fibre Channel.

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

PART I

ITEM 1.                    BUSINESS

General Development of Business

Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications within the broadcast and entertainment, military and government and medical imaging markets. Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our storage solutions are designed for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels.

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

We offer a complete range of open platform, disk-based storage solutions for high performance visual imaging applications.  This includes products that implement a variety of RAID techniques including RAID 3 for single stream bandwidth, RAID 4 for multi-stream high bandwidth, and RAID 5 for high input/output (I/O) oriented uses.  We also provide SAN and NAS solutions, focused on the networking of demanding visual workgroup applications.  Like many other computer applications, the trend in visual computing is toward random access, digital data storage and away from traditional analog tape storage or film methods.  Our primary target market segments include broadcast and entertainment, military and government and medical imaging.  We believe our expertise is our understanding of the applications for digital media workflows within our target markets.

Narrative Description of Business

(1)           Products and Services.

Products.

Our product line consists mainly of storage systems.  We design, develop and manufacture all of our storage products to operate at peak performance levels while maintaining connectivity consistent within industry standards.  We offer customers a choice of several different series of storage solutions depending on their needs.  Prices for our storage products generally range from a list price of $16,000 to $94,000 per system depending on the features selected by the customer.  Applications may require one or several systems.

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

The second member of the family, FibreSTORE RAID was introduced in October 1999.  FibreSTORE RAID adds data redundancy features to FibreSTORE insuring uninterrupted data availability at full performance levels and service without disruption.  The FibreSTORE RAID system can be configured with single or dual RAID controllers and up to 8 TB of Fibre Channel disk storage in a single rack.  Each controller is a fully independent, caching controller designed to give optimum performance in data streaming applications such as digital video and multiple stream video playback.  It is designed to deliver continuous, sustainable data rates at close to 200 MB per second with the dual controller option.  This product was discontinued in February of 2003.

The next generation of FibreSTORE RAID, the 2210, was released in January 2003.  This product is an extension to the original FibreSTORE RAID and offers performance improvements using 2 gigabit (Gb) Fibre Channel technology, increased storage density by utilizing new mechanical packaging, and enhanced application performance in the area of insured, uninterrupted data availability at full performance levels without disruption.  These features make the product unique in the marketplace, and the best-in-class product for high bandwidth applications.  Additionally, we intend to add support of multiple RAID levels to the product during fiscal 2004 with particularly focus on RAID 5 capabilities.  The JBOD version of the 2210 began shipping in December 2001.

NETarray®.  The NETarray 1000 began shipping in December 2000.  This product features full Fibre Channel connectivity between the disk drives and the host computer.  Designed for both high performance and high availability, the NETarray 1000 has full dual loop Fibre Channel connections, redundant power supplies and redundant fans, with no active components on its backplane.  It utilizes standard networking industry protocols to manage the storage via Ethernet or Internet connections, maximizing bandwidth for storage reading and writing operations.  The NETarray 1000 also delivers storage density, with up to 1.8 TB of storage in a single 3U high enclosure.  The NETarray product was announced as end of life in May of 2003, with the FibreSTORE 2210 being designed as the upgrade replacement to the NETarray.

The NETarray RAID is a controller system that provides RAID 5 data redundancy to NETarray JBODs.  The system utilizes a controller manufactured by Mylex Corporation, a division of LSI Logic Corporation, and can be configured with either single or dual controllers and over 18 TB of Fibre Channel disk storage in a single rack.  Each controller is a fully independent, caching controller designed to give optimum performance in applications requiring high I/O data flow, such as Web streaming, rendering and transaction processing.

TALON™.  The TALON product is designed to meet the demanding environments of airborne, ground based and shipboard applications, where added levels of ruggedization are required.  The product also includes a unique feature of a removable disk pack, where the entire set of disks can be removed and/or replaced in a single operation.  The TALON software allows the removal of the disk pack, with up to 11 drives, without disrupting the server or operating system.  The TALON data layout resides within the storage pack itself, allowing the user to simply plug it into another TALON chassis and start processing data immediately, without reconstructing the logical volumes and rebooting systems.  Additionally, TALON has passed a broad set of military specification (“Mil Spec”) tests allowing it to be fully operational in extreme environments.  The first product release of the TALON family, the TALON 1000, began shipping in March 2002.

TALON 2211 is the most recent introduction in the TALON family, and was released for production in September 2003 as the next generation replacement for the TALON 1000.   The mechanical chassis design remains relatively unchanged from the 1000 model.  It is designed to enable the operation of a disk array in harsh environments of temperature, shock, vibration, salt-fog, etc.  Additionally, the removable disk pack feature has been improved for simplified interaction with host operating systems and customer applications.  New to the TALON 2211 is the utilization of the same, Ciprico developed, RAID technology as our FibreSTORE 2210 family.  This enables the TALON to achieve 2Gb/second performance through each of the two active RAID controllers in the product for high data rate recording and playback applications.  The TALON 2211 can be configured with up to 11, 146GB drives for a total of unit capacity of 1.6 terabytes.

DiMeda™ Product Family includes our family of products based on the industry technology known as Network Attached Storage (NAS). The first offering in the family, the DiMeda 2400, was released in March 2002.  This product is designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols.  DiMeda 2400 utilizes a file based shared storage system delivering near-Fibre Channel SAN performance with the ease-of-use of an appliance.  The level of streaming bandwidth performance is a cost effective solution.  One of the benefits of the DiMeda software is the ability to provide shared storage to a wide variety of host computer platforms and operating systems with great simplicity and cost effectiveness.  While SANs do similarly provide the benefit of shared storage to applications, the DiMeda installs in less than one hour, with less training to the end user.  Moreover, because it utilizes the industry standard protocols of CIFS (Common Internet File System) and NFS (Network File System), there are significantly fewer application conflicts as compared to SAN.  This is important to customers who attempt to utilize legacy systems in addition to introducing new application platforms.  Our ongoing product development in the DiMeda area is focused on adding additional software features to further enhance the scalability and performance, simplify the installation and maintenance, as well as provide premium software services.

The DiMeda 3600 extends the performance of the 2400 by utilizing faster processors for the NAS heads along with the 2Gb RAID technology of the FibreSTORE 2210.  In addition the 3600 model provides added flexible configuration options so that it may be purchased in single head or dual head configurations, as well as a variety of software enhancements to the basic functionality.  Depending on the application, the customer will realize approximately 25% to 80% performance improvements over the 2400 model.  Also available for select customers, is a premium software feature known as “bandwidth management”.  Bandwidth management enables system administrators to designate some users as higher priority in a shared storage environment – thus assuring performance to the most critical applications within a workflow.  DiMeda 3600 is expected to be available for production in December 2003.

The DiMeda 1700 is targeted at entry-level applications where high-availability and NAS head redundancy is not required.  The 1700 is configured as a single, integrated solution which includes the NAS head processor board, an internal RAID controller manufactured by 3Ware, Inc. and twelve serial ATA disk drives, and utilizes the same network attached software libraries of the 2400 and 3600 models.  DiMeda 1700 is expected to be available for production in December 2003.

The foundation of our product strategy is a Common Software Platform across all our products.  This commonality includes three primary libraries - array software, network attached software and management software.  The FibreSTORE 2210 is the first generation of product to be based on this common RAID array software and includes unique features of guaranteed performance in degraded modes, as well as premium software packages enabling entire disk packs to be removed and replaced from the base unit.  Both the FibreSTORE and the TALON product families currently utilize this common array software platform, and will continue to do so moving forward.  Additionally, it is planned for DiMeda to utilize both FibreSTORE and TALON storage products as one of back-end storage options.  As these products evolve, we have developed the ability of the software to port easily to faster and more powerful processor or interface technologies as they become available in the market place, thus improving our time-to-market of introducing new products.  The focus on software will also result in greater utilization of commodity based hardware components that will maintain cost competitiveness, and focus our engineering resources on the intellectual properties unique to Ciprico.  While our software is most often bundled with hardware and sold as a complete solution, we anticipate a software licensing strategy may be a greater part of our business model moving forward.

The DiMeda family utilizes the common network attached software.  This software consists of several code sub-libraries, including open source operating and file systems. Ciprico also developed components for clustering and management of devices, capacity and performance. Ciprico’s network attached software provides reliable and efficient shared file services across ubiquitous IP network infrastructure.  Demand for storage services at the shared file system level is expected to increase as networking technology improves to enable high end digital imagery processing and distribution across multiple heterogeneous servers. This software is portable across hardware platforms as proven by its release on different 2400, 3600 and 1700 members of the DiMeda family.  Software distribution is controlled by a set of licensing keys on the base functionality as well as for premium options like capacity and bandwidth management enabling third party manufacturing and multiple end user configurations.

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

Controllers.  Sales of controller boards represented approximately 1% of sales for fiscal 2003.  We expect sales of controllers to represent a decreasing percentage of net sales in the future.

Storage Area Networks.  Crossing all of our vertical markets is the need for Storage Area Network (SAN) capabilities.  A SAN is a technology that allows multiple workstations and/or file servers to directly access common, shared storage devices.  This is in contrast to the traditional client-server storage paradigm in which a storage device is dedicated to a single file server.  SANs utilize a Fibre Channel-based, networking infrastructure that provides a number of benefits over traditional simple, server-attached storage.  These benefits include providing the same high-performance storage pool across a number of users, centralized management of the storage, higher productivity and the ability to seamlessly add increased storage.  Our applications include digital broadcast editing, video and audio streaming and film post-production.

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

To provide these SAN solutions, we work with other storage industry vendors such as Brocade Communications, Advanced Digital Information Corporation, Silicon Graphics Incorporated and Qlogic Corporation by implementing their products as part of the overall solution to meet the needs of our customers.  We seek to strengthen our relationships with existing strategic partners and develop new partnerships with leading vendors in the SAN market to offer additional products that are complimentary to our solutions.  In addition we utilize the services of third party organizations to extend our service capabilities based on the needs of our customers.

Technical Support.

We provide our customers with ongoing technical assistance and a variety of spare parts programs to assure failures are identified and repairs are made quickly.  Our Hot Spares Program provides the customer with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, Louisville, the United Kingdom and Singapore.  All service options provide training for the customer’s technicians and access to our telephone support services. Technical support specialists are available 24 hours per day, 7 days per week through our toll-free help line for the U.S., Canada and selected international locations.  Technical support is also available through our Web Site, www.ciprico.com.

We also provide a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of three years from the date of shipment to customers.  Extended warranty and maintenance services are also offered to customers in addition to the primary warranty.  All repair work for our products is presently done at our manufacturing facility in Plymouth, Minnesota.

In November 2003, Ciprico entered into an agreement with Kodak Corporation to provide service and support offerings to our customers for our DiMeda product family.  This agreement provides for both telephone and on-site support to all our DiMeda customers in the United States.   In addition we have an agreement with NCE Computer Group Limited to provide similar support for all of our products to our customers in Europe.

(2)           Marketing and Distribution.

Markets.

Our market focus is digital media applications, with our primary focus on broadcast and entertainment, military and government and medical imaging picture archive applications.  In addition, we have historically sold in other markets such as geosciences, digital prepress and small enterprise IT.  In each of these markets, we focus on applications where our customers need high bandwidth, high I/O, or combinations of both to meet their needs.

Inherent to all the applications within each of our primary markets is a “digital media workflow” which is that industry’s version of a production line.  In the case of the broadcast market, the workflow is characterized by ingesting incoming video feeds from satellites and remote news crews, editing the raw video to prepare the news story, and then a “play-to-air” process where the video is broadcast from the network feed.  For military applications the workflow begins with surveillance gathering followed by image processing and concludes with the dissemination of data to military commanders in the field.  We believe our understanding of these application workflows uniquely positions us in our target markets.  Our technology development is focused on solutions that simplify and accelerate these digital media workflows for the end users.

Broadcast and Entertainment.  This market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback using digital technology, which provides reduced cost of ownership and increased productivity over linear film and video tape.  An emerging segment of the entertainment market is the digital broadcast market, with the new high definition television (HDTV) standards mandated in the United States.  Our solutions meet the requirements of broadcast and video services applications, which require very high bandwidth to supply many simultaneous video streams to multiple users where interruption of service and dead airtime is not acceptable.  With images stored as data, new applications for storage devices within the television broadcast segment will include electronic news gathering, commercial and promotional insertion and TV broadcast.  Digital broadcast markets will also include such applications as campus and distance learning, movies on demand and in-flight entertainment systems.

Other industry market segments include movie studios, post-production houses, video production houses, and digital cinema OEMs.  Applications within this market segment have traditionally included 3D animation, special effects, film restoration and editing.

Military and Government.  Our primary focus in this market segment includes applications commonly referred to as “Command and Control” or C4I.  There are two primary categories of C4I: those involving the collection, processing and dissemination of reconnaissance and surveillance data, and small enterprise.

Mission planning, intelligence gathering and targeting applications involve data capturing via airborne or space-based satellite sensors in reconnaissance and surveillance applications.  A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds to thousands of frames per day.  In the case of satellite-based imagery sensors, our disk arrays are used at the supporting ground stations.   For airborne applications, our arrays are on

board aircraft and imagery data is captured at a very high transfer rate.  In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users.  Once processed, the imagery data is stored into digital asset management databases for fast query and retrieval.  These databases often reach multiple terabytes in size and require the high bandwidth performance our disk arrays provide.

Small enterprise uses that support military operations involve a variety of peripheral applications such as inventory management, duty schedules, personnel records, etc.  These applications generally involve large databases that utilize transaction-based storage solutions.  In some instances these solutions require unique features to meet the demanding environments of airborne, ground based and shipboard applications.

Medical Imaging  - picture archive and communications system (PACs) involve the archive and retrieval of medical images such as digital x-rays, mammography, CAT scans, MRI’s, etc. PACs application requirements for storage systems include low-cost, easy-to-use, ability to add capacity over time, on-site support capability, and features to protect the medical images utilizing disaster recovery methods

Other Markets.  Our products are also used in applications in the geosciences, digital prepress markets and small enterprise markets.  The geosciences market segment is comprised mainly of major oil and gas exploration companies.   Seismic information can be displayed through 3D images representing underground geological formations by using high performance workstations and storage solutions. This method enables the exploration company to locate oil fields and determine optimal drilling sites.  Within the digital prepress market segment, computer-to-plate or direct-to-press manufacturers utilize storage solutions to optimize performance.  Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction, and provides the printer with tools for quick turnaround.  Small enterprise includes general IT applications, such as shared storage, database and Microsoft Exchange servers.

Distribution.

Our products are sold principally through a direct sales force, although we do have relationships with a limited number of system integrators and representative organizations.  Our direct sales organization is primarily responsible for “demand creation” activities and customer development. We have direct sales representatives in Boston, Dallas, Washington D.C., Minneapolis, California, and the Southeastern and Pacific Northwest sections of the United States. We also have representation in Europe and Japan via independent representative organizations.  In addition to our sales force, we have system engineering and business development resources that are aligned by vertical market.  These resources complement our direct sales forces, as well as our representative organizations.

As a part of our marketing and sales strategy, we enter into relationships with companies who could play an important role in the successful marketing of our products. Our storage solutions are sold to OEMs for inclusion in their own computer systems, systems integrators and large end-users (including government departments and agencies).  The initial sales process is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations.  As a result, our typical sales cycle can span from three to eighteen months.

(3)           Status of New Products.

See item (10) below.

(4)           Competition.

The market for all levels of storage solutions is highly competitive.  In some of our markets, we compete with traditional suppliers of proprietary computer systems including, but not limited to Sun Microsystems, Hitachi, IBM and Hewlett Packard which market storage systems as well as other computer products.  We also compete against independent storage suppliers, including but not limited to EMC Corporation, Dot Hill Corporation, MTI Technologies, Adaptec Inc., Infortrend Technology, Inc. and LSI Logic Corp.

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

Our ability to compete successfully depends upon our ability to continue to develop high performance products in a timely manner that obtain market acceptance and can be sold at increasingly competitive prices.  Although we believe that our storage solutions have certain competitive advantages, there can be no assurance that we will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for our products, or that we will not encounter increased price competition for such products which could materially and adversely affect our operating results.  Also, our OEM customers and other manufacturers could develop their own disk arrays or could integrate competitive RAID disk arrays into their systems rather than our products, which could materially and adversely affect our operating results.

(5)           Manufacturing and Suppliers.

Our products are manufactured utilizing a configure-to-order manufacturing process.  In-house manufacturing activities for our storage products primarily involve quality assurance testing of subassemblies, final system assembly and integration. Our assembly operations are ISO 9001:2000 certified, located in Plymouth, Minnesota, and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of our products does, however, require extensive testing by skilled personnel.

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

Our storage products are comprised mainly of a controller, metal cabinet, disk drives, power supply and other miscellaneous parts.  Many of the components are industry standard parts and readily available from many suppliers at competitive prices.  Our controller board assemblies are purchased from an ISO 9000 contract manufacturing company, which manufactures the assemblies to our specifications.  The completed board assembly is received at our facility where it is subject to test procedures to insure product performance, reliability and quality.  The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  Although many of the components for our products are available from numerous sources at competitive prices, certain key components are purchased from a single source.  We purchase a substantial amount of disk drives manufactured by Seagate Technology Inc. (“Seagate”).  We purchase substantially all our disk drives and certain other components via a consignment purchase program through Bell Microproducts, Inc. (“Bell”).  All other components are procured pursuant to purchase orders, rather than long-term purchase agreements.  Furthermore, because of increased industry demand for many of those components, our suppliers may, from time to time, not be able to make delivery on orders on a timely basis.  In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components or the next generation of those components available to us.

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

We have no long-term supply contracts.  There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require.  If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share.  In addition, scarcity of such components could result in cost increases and adversely affect our operating results.  Our principal suppliers are Bell, Pemstar, Inc. and Du Fresne Manufacturing Co.

(6)           Customer Dependence.

Our products are sold to a broad base of customers.  As a percentage of sales, Thomson Broadcast Solutions, represented 40% and 17% of net sales in 2003 and 2002, respectively.  Pinnacle Systems represented 9% and 12% of net sales in 2003 and 2002, respectively.  A department of the U.S. Navy, made up 8% and 11% and of net sales in 2003 and 2002, respectively.  Northrop Grumman represented 7% and 10% of net sales in 2003 and 2002, respectively.

(7)           Patents and Trademarks.

In conjunction with the acquisition of the SANStar technology in January 2001, we acquired the rights to four pending patent applications.  These patent applications disclose aspects of the interprocessor communication technology suitable for use in high reliability / availability storage server products.  Two patent applications are currently being prosecuted before the U.S. Patent Office, while we have abandoned further application processing on the remaining two. We have also submitted two additional patent applications on certain key attributes of the TALON product.  These patent applications disclose aspects of removable disk pack technology as it relates to a redundant array of independent drives.

We have no other patents, and do not consider ownership of patents to be material to our business.  We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable.  We believe that the rapidly changing technology in the computer industry makes our future success dependent more on the technical competence, creative skills of our personnel and rapid deployment of innovation than on any patents we may be able to obtain.  However, protection of our proprietary hardware, firmware and software is very important to us.  We also rely upon copyright, trade secret protection, and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, SPECTRA 6000®, NETarray®, SANITY® and FibreSTORE® and have registration applications pending for our trademarks StorBridge™ and, Digital Media Appliance™, Accelerating the Digital Media Workflow™, DiMeda™ and TALON™.

(8)           Backlog.

We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2003, we had approximately $137,000 in backlog that is scheduled to ship in fiscal 2004.

(9)           Government Approvals and Effect of Government Regulations.

Our TALON 1000 product is subject to certain export restrictions that require us to obtain approval of the United States State Department in order to ship TALON 1000 to certain countries outside the United States.  Our TALON 2211 product is not subject to such export restrictions. Additionally, certain of our products may incorporate encryption or other technology subject to the “dual use” export regulations as administered by the U.S. Department of Commerce.

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

Historically, substantially all of our research and development efforts were focused on the development of stand-alone storage devices.  We were the first manufacturer to introduce a disk array integrating the Fibre Channel interface in 1996 and substantially all of our products now utilize this interface technology. Through 1999 our products were focused on high-bandwidth RAID 3 and 4 applications.  With the introduction of our NETarray product in 2000, we broadened our product offering to include transaction-based RAID 5 capabilities. Our current product development activities include products supporting 2 Gb/second data rates.   All Ciprico products are SAN-ready.

Beginning in fiscal 2001, we made substantial investments in software development.  With the acquisition of the SANStar technology in January 2001, we added a software development team focused on developing a high-availability, network connected storage system.   We have continued this investment in fiscal 2002 and 2003 by adding additional software development resources to focus on developing and extending a common array software platform that will be the basis for storage solutions developed now and in the future. These developments are intended to support the optimization of high-performance digital media applications.   For fiscal 2003, approximately 60% of our research and development expense was related to software development. This amount is expected to increase as a percentage of our total R&D spending during fiscal 2004.

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

Our research and development expenses were $6.2 million, $8.8 million and $8.2 million in fiscal 2003, 2002 and 2001, respectively.  All of our research and development expenditures are expensed as incurred.  As of November 1, 2003, we had 33 full-time employees engaged in research and development activities.

We do not have significant firm orders for our development stage products.  There is no assurance that any of our development programs will be completed or that the resulting products, if any, will be marketed successfully.

(11)         Environmental Regulation.

Compliance with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon our capital expenditures, earnings or competitive position.

(12)         Employees.

At November 1, 2003, we had 85 full-time employees, of which 33 were in engineering and research and development, 30 in sales, marketing, customer service and technical support, 15 in manufacturing, operations and quality assurance, and 7 in general management, accounting, information systems and administration.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are good.

We believe that the future success of our business will depend in part on our ability to attract and retain qualified technical, management and marketing personnel.  Such experienced personnel are in demand, and we must compete for their services with other firms, which may be able to offer more favorable benefits.

Certain Risk Factors Related to Company’s Business

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

WE HAVE INCURRED LOSSES AND MAY NOT BE ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY.

We experienced losses of $3.9 million, $6.5 million and $7.6 million for the years ended September 30, 2003, 2002 and 2001, respectively.  There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations, our business will be adversely affected and our stock price will likely decline.

Our revenues will have to significantly increase in order for us to support our current and expected level of operating expenses. We may not be able to achieve profitability.

AN ECONOMIC DOWNTURN IN MARKETS IN WHICH WE ARE CONCENTRATED COULD MATERIALLY AND ADVERSELY AFFECT REVENUES AND OPERATING RESULTS.

Our revenues have been derived primarily from sales to customers in the broadcast and entertainment and military and government markets.  We are not able to predict with any certainty the demand for our products in each of our primary markets.  Sales in the broadcast and entertainment market as a percentage of net sales were 64% in fiscal 2003 and 48% in fiscal 2002.  We generally sell to OEM’s or integrators who are dependent on capital spending levels at television stations and movie studios.  Demand from customers in this market can be dependent, in part, on overall levels of advertising revenues and general economic conditions.  During the fourth quarters of each of fiscal 2003 and 2002, we experienced a significant reduction in demand from our key customers in this market.  Our ability to predict the demand levels in this segment is limited given the general economic uncertainties.

Sales in the military and government market as a percentage of net sales were 34% and 47% in fiscal 2003 and 2002, respectively.  Demand for our products in this market have been historically cyclical and fluctuate based on timing of defense spending and technology upgrades within programs that currently specify our products. We believe our sales in this segment during fiscal 2003 were adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified.  It is difficult to assess the specific timing of the deployment and funding of these programs, which adversely impacts our ability to forecast demand for our products in this segment.  There can be no assurances that we will experience growth in this market segment during fiscal 2004.

Historically, a material percentage of our net sales in each year have been derived from a limited number of customers. For fiscal 2003 and 2002, our top five customers accounted for approximately 72% and 55%, respectively, of our net sales.  We expect that a high percentage of our sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that we will be able to obtain orders from new customers. An economic downturn in one of our primary markets, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting our business.

WE MAY HAVE DIFFICULTY PREDICTING RESULTS WHICH WOULD LIKELY RESULT IN A DECLINE IN OUR STOCK PRICE.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly financial performance include the following:

•	the timing of customer orders, which are often concentrated toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•

general economic trends and other factors, such as the impact of the economic downturn experienced during fiscal 2001 and 2002, and the adverse impacts of the September 11, 2001 attack on the United States;

•	market acceptance of new products and product enhancements such as our TALON, DiMeda and FibreSTORE 2210 products;

•	mix of product sales within a quarter;

•	our ability to develop, introduce, ship and support new products and product enhancements;

•	our traditionally long sales cycle, which can take up to 12 months or more;

•	our ability to attain and maintain production volumes and quality levels for our products; and the level of competition;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products; and

•	our ability to obtain sufficient supplies of components, including limited sourced components, at reasonable prices, or at all;

Sales for any future quarter are not predictable and have a significant degree of uncertainty. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. Further, we generally do not enter into long-term purchase contracts with customers. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter.

Any significant deferral of these sales could have a material adverse effect on the results of operations in any particular quarter. Our expense levels are based, in part, on our expectations as to future sales.  In addition, our research and development expenses have fluctuated quarter to quarter based on timing of prototype costs associated with new product development.  There is no assurance that we will experience sales growth with respect to new product introductions in future periods. As a result, if sales levels are below expectations, net income may be disproportionately affected.

Fluctuating operating results may have an adverse effect on the price of our common stock.

WE HAVE LIMITED PRODUCT OFFERINGS AND DEPEND ON THE WIDESPREAD MARKET ACCEPTANCE OF OUR EXISTING AND NEW PRODUCTS.

We derive a substantial portion of our revenue from a limited number of existing products. Specifically, during fiscal 2003 and 2002 we derived approximately 52% and 38%, respectively, of our revenue from our NETarray product, introduced in late 2000 and approximately 9% and 23%, respectively, of our revenue from our 7000 product, introduced in 1997.   The FibreSTORE 2210 was released in fiscal 2003 and was approximately 16% of fiscal 2003 revenue.

We expect the TALON and FibreSTORE 2210 products will account for a substantial and growing portion of our total revenue for the foreseeable future. However, the demand for, and market acceptance of these products is uncertain. Historically, our storage product offerings consist of a limited number of product lines.  As such, the widespread market acceptance of new products in our markets is critical to our future success.

Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

•	growth of storage networking product markets;

•	performance, quality, price and total cost of ownership of our existing products;

•	continued development of technologies that allow our storage products to function over WANs and over IP-based networks; and

•	availability, price, quality and performance of competing products and technologies;

OUR INDUSTRIES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION AND WE MUST KEEP PACE WITH THE CHANGES TO SUCCESSFULLY COMPETE.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements.

Additionally, changes in technology and consumer preferences could potentially render our current products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, results of operations and financial condition would be harmed.

The markets for our products are competitive and are likely to become even more competitive. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Our products face competition from multiple sources, including the ability of some of our customers to design solutions to the problems targeted by our products. Many of our competitors and potential competitors have greater name recognition, access to larger customer bases or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN COMPONENTS.

We depend upon a limited number of suppliers for several components used in the manufacture of our products, such as disk drives, certain controllers and other components. In the future, we may experience shortages of or difficulties in acquiring these components. If we are unable to buy these components, then we will not be able to manufacture our products on a timely basis.

We purchase certain raw materials and components based on forecasted order levels.  Forecasting orders is difficult as most shipments occur near the end of each quarter. Some of our OEM customers provide us with a forecast of expected order delivery dates, but generally customers place orders for immediate delivery, not in advance of need.  Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, then we may have excess inventory, which would increase our costs. If we underestimate our component requirements, then we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would negatively impact our business and operating results.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT MAY DILUTE OUR SHAREHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products and services, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities.  In the event of any future purchases, we could:

•	spend significant amounts of cash;

•	issue stock that would dilute our current shareholders’ percentage ownership;

•	incur amortization expense related to goodwill and other intangible assets; or

•	incur debt or assume liabilities.

These purchases also involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products;

•	unanticipated costs;

•	adverse effects on existing business relationships with suppliers or customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees of acquired or merged organizations; and

•	the growth rates of any acquired company may be less than those projected by analysts or anticipated by markets, which could have an adverse effect on our stock price.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel related to organizations that we might acquire or merge with in the future.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND DELAY PRODUCT INTRODUCTION.

Storage products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors may be found from time to time in our products, including new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by our or another vendor’s products, could delay or prevent the development of the markets in which we compete.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO HIRE AND RETAIN ADDITIONAL PERSONNEL WITH STORAGE NETWORKING EXPERTISE COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATION.

Our future performance depends in part upon the continued service and contributions of key management, engineering, sales and marketing personnel, many of whom would be difficult to replace quickly.  We also believe that our success depends to a significant extent on the ability of our management to operate effectively, both individually and as a group. The loss of any one of our key employees could adversely affect our sales or delay the development or marketing of existing or future products.

We believe our future success will depend also in part upon our ability to attract and retain highly skilled and qualified managerial, engineering, sales and marketing, and operations personnel. Competition for these personnel is intense. The inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products which would have a material adverse impact on our business and results of operation.

WE HAVE APPLIED FOR A LIMITED NUMBER OF PATENTS AND WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

Historically, we have not pursued patents on all of our intellectual property and we continue to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with substantially all our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

In conjunction with the acquisition of the SANStar technology in January 2001, we acquired the rights to four patent applications.  Two patent applications are currently being prosecuted before the U.S. Patent Office, while we have abandoned further application processing on the remaining two. We have also submitted two additional patent applications on certain key attributes of the TALON product.  These patent applications disclose aspects of removable disk pack technology as it relates to a redundant array of independent drives.  There is no assurance these patent applications will be successfully prosecuted or, if successful, whether these patents will provide us with competitive advantages or would not be challenged by third parties.

Although we believe that we possess all required proprietary rights to the technology involved in our products and that our products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties, we cannot assure you that others will not claim a proprietary interest in all or part of our technology or assert claims of infringement. All such claims, regardless of their merits, could expose us to costly litigation and could substantially harm our operating results.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRADING

Ciprico common stock is traded on the Nasdaq National Market under the symbol CPCI. As of November 1, 2003, there were approximately 2,200 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2003 and 2002, were:

	2003		2002
Quarter	High	Low	High	Low
First	$4.07	$2.75	$5.50	$3.90
Second	5.25	3.30	6.39	5.09
Third	6.47	4.15	5.90	4.21
Fourth	6.70	4.75	4.35	2.95

We do not intend to pay cash dividends on any of our securities for the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

Ciprico Inc. and Subsidiaries

Amounts in thousands (except per share data)

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Years ended September 30	2003	2002	2001	2000	1999
Net sales	$31,215	$31,440	$32,983	$33,210	$34,059
Gross profit	11,375	10,917	13,623	14,822	17,371
% of sales	36.4%	34.8%	41.3%	44.6%	51.0%
Operating expenses	15,740	20,327	22,611	17,311	16,059
% of sales	50.4%	64.7%	68.6%	52.1%	47.1%
Income (loss) from operations	(4,365)	(9,410)	(8,988)	(2,489)	1,312
% of sales	(14.0)%	(29.9)%	(27.3)%	(7.5)%	3.8%
Other income, net	450	956	1,866	1,992	1,803
Income tax expense (benefit)	—	(1,950)	440	(188)	1,059
Net income (loss)	$(3,915)	$(6,504)	$(7,562)	$(309)	$2,056
Shares used to calculate net income (loss) per share
Basic	4,676	4,895	5,050	4,990	4,914
Diluted	4,676	4,895	5,050	4,990	5,015
Net income (loss) per share—Basic	$(.84)	$(1.33)	$(1.50)	$(.06)	$.42
Diluted	$(.84)	$(1.33)	$(1.50)	$(.06)	$.41

SELECTED CONSOLIDATED BALANCE SHEET DATA

September 30	2003	2002	2001	2000	1999
Working capital	$25,972	$27,029	$29,392	$33,643	$34,129
Total assets	32,336	38,115	44,679	51,781	53,238
Shareholders’ equity	27,986	32,238	39,530	47,287	47,290

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

We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  In the fourth quarter of fiscal 2002, we recorded an adjustment of $700,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during fiscal 2002 and planned product migration of new product introductions released in fiscal 2002 and  2003.

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

OVERVIEW

We design, manufacture and market storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are broadcast and entertainment, which include applications in digital broadcast and film and video production and military and government which include applications involving the data capture, processing and dissemination of surveillance images and medical imaging picture archives.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences and digital prepress.

The following table sets forth certain items from Ciprico’s consolidated statement of operations, as a percentage of net sales for the years ending September 30.

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.6	65.2	58.7
Gross profit	36.4	34.8	41.3

Operating expenses:
Research and development	19.9	27.9	24.8
Sales and marketing	21.3	27.7	34.3
General and administrative	7.6	7.9	7.6
Restructuring charges	1.6	1.2	1.9
Total operating expenses	50.4	64.7	68.6
Loss from operations	(14.0)%	(29.9)%	(27.3)%

NET SALES:

Comparative information on sales by market and geographic location are shown in the charts below (in millions).

	2003		2002		2001
Market	Sales	% of Total	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$20.1	64.4%	$15.0	47.8%	$15.9	48.2%
Military & Government	10.6	34.0	14.9	47.4	13.3	40.3
Other	0.5	1.6	1.5	4.8	3.8	11.5
Total	$31.2	100.0%	$31.4	100.0%	$33.0	100.0%

	2003		2002		2001
Geographic Location	Sales	% of Total	Sales	% of Total	Sales	% of Total
Domestic	$29.7	95.2%	$28.6	91.1%	$28.2	85.5
International	1.5	4.8	2.8	8.9	4.8	14.5
Total	$31.2	100.0%	$31.4	100.0%	$33.0	100.0%

Sales for 2003 were approximately $31.2 million, a decrease of 1% from 2002 sales, which decreased 5% from 2001 levels. Sales from customers within the United States increased 4% during 2003 versus an increase of 1% in 2002 as compared to 2001. Sales from international customers decreased 46% in 2003 and 42% in 2002 from the previous year.  During the past three years, we believe our sales were adversely impacted by the economic downturn and its effect on customer demand.  Our international sales during this period were also impacted by decreased volumes with post-production customers, economic factors in Europe and Asia-Pacific regions and reduced sales through Silicon Graphics, Inc. (“SGI”).  As a result of these declining international sales in addition to the shift of business towards larger domestically based OEM’s, we closed our sales office in the United Kingdom in fiscal 2003 and our sales offices in Singapore and Tokyo in fiscal 2001.

Sales in the Broadcast segment increased 34% in 2003 versus a decrease of 6% in 2002 from 2001.  The increase in 2003 came substantially from increased sales to three larger OEM customers that collectively accounted for $17.8 million or 57% of our sales in fiscal 2003.  We believe this growth reflects growing demand for digital storage applications within the broadcast industry.  This increase was partially offset by lower demand experienced from both European and Asia-Pacific customers, including SGI.  Despite the growth experienced for the year, we did experience lower sequential demand in the Broadcast segment during the fourth quarter of fiscal 2003, which we believe reflects reduced capital spending in this sector due primarily to an uncertain sustained economic recovery.  Going forward, we believe these factors, in addition to ongoing increased competition, may adversely impact our sales in the Broadcast segment. The decline in 2002 primarily reflects reduced spending levels in this segment as a result of the general economic slowdown.

Sales in the Military and Government market decreased 29% in fiscal 2003 versus an increase of 12% in 2002 as compared with 2001.  The decrease in fiscal 2003 reflects reduced spending levels from system integrators associated with defense related programs due in part to the military action in the Middle East.   In 2003, we shipped approximately $800,000 of our TALON product compared to $900,000 in 2002, to new and existing customers in the Military segment.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  We believe our sales in this segment have been adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified. Sales in the Military segment have historically fluctuated between years due to the timing of spending on defense-related programs.

The decline in sales in the other market segments during the past three years primarily reflects reduced demand from customers in some of our legacy markets such as geoscience, medical imaging and digital prepress.

Our revenue growth in the future is dependent on our ability to provide new products and expand the applications of our products into targeted market segments.  In 2003, we released the FibreSTORE 2210 which accounted for $5.0 million in sales for the year compared to $1.6 million in 2002.  The NETarray family of products was released in fiscal 2000. Sales from NETarray products were approximately $16.3 million in 2003, $11.9 million in 2002 and $10.3 million in 2001.  During fiscal 2004, we expect to see a shift in demand from the NETarray product to the 2210 as we transition customers to this product.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 36.4% in 2003, 34.8% in 2002 and 41.3% in 2001.  The increase in 2003 can primarily be attributed to improved efficiencies and overhead absorption due to increased unit volumes and the impacts from expense reduction efforts in the prior year.  The decrease in margins between 2001 and 2002 are primarily a result of a higher mix of sales of the NETarray product versus legacy products.  In the fourth quarter of 2002, we recorded a non-recurring adjustment of $700,000 to reduce certain legacy product inventory to market value.

Gross profit on product sales is highly dependent on the cost of disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost reductions to meet continued competitive pricing pressures. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2004. We intend to partially offset these margin pressures through new product introductions and cost reductions.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses decreased approximately $2.6 million or 29% in 2003 compared to an increase of $600,000 or 7% in 2002 versus 2001.  The decrease in 2003 is primarily a result of decreased prototype spending on development projects, a continued shift towards software development activities and reduced staffing levels between years.  The increase in 2002 primarily reflects increases in engineering staff and prototype expenses associated with new products, including the FibreSTORE 2210 and TALON, as well as spending related to software development activities for DiMeda, our new digital media appliance product family.  We do not sell software separately from our hardware.

We expect that research and development expenses will decrease slightly in absolute dollars in fiscal 2004 as we continue our focus towards more software development, which is expected to further reduce the level of hardware prototype expenses in our product development activities.

SALES AND MARKETING EXPENSES:

Sales and marketing expenses decreased approximately $2.1 million or 24% in 2003 versus a decrease of $2.6 million or 23% in 2002 compared to 2001.  The reduction in both years reflects reduced headcount between years resulting from our restructuring efforts implemented during fiscal 2002 and 2001, which included the closure of our international sales offices.  In addition, the reduction in expenses during fiscal 2003 reflects reduced spending on trade show and promotional activities.  We expect these expenses to decrease slightly in absolute dollars during fiscal 2004 as a result of cost reductions implemented during the fourth quarter of fiscal 2003.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses decreased approximately $100,000 or 4% in 2003, which primarily reflects a charge of $130,000 recognized in the fourth quarter of 2002 related to the relocation of our corporate headquarters. Expenses were relatively unchanged between 2002 and 2001.  We expect general and administrative expenses to increase in fiscal 2004 due to anticipated higher insurance costs.

RESTRUCTURING:

During the fourth quarter of 2003, we implemented a workforce reduction of 17%, including the closure of our European sales offices.  As a result of the restructuring, we recorded a charge of $500,000, of which approximately $320,000 is employee termination costs and $180,000 is a non-cash charge for cumulative foreign currency translation adjustments recognized in connection with the closure of our European operations.  These restructuring efforts are expected to result in annualized cost reductions of approximately $2.0 million.

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

OTHER INCOME:

Other income of $450,000, $956,000 and $1.9 million in fiscal 2003, 2002 and 2001, respectively, is primarily attributable to interest income on cash and marketable securities. The decrease between all years reflects overall lower interest rates on lower average cash and investment balances.

INCOME TAX EXPENSE:

For fiscal 2003 no income tax benefit was recognized, as we do not expect to realize any current income tax benefits.  For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to federal income tax refunds received or expected to be received under the provisions of the Job Creation and Worker Assistance Act of 2002.  Of the $1.9 million, approximately $820,000 was recorded in the fourth quarter of 2002 when the amount of loss for the year became known.  The effective income tax expense (benefit) was 0% in 2003, (23.0%) in 2002 and 6.2% in 2001. See Note 4 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2003, we had a total of cash, cash equivalents, marketable securities and asset-backed short term investments of $22.0 million compared to $27.0 million at the end of 2002 and $30.0 million at the end of 2001.

Cash flows used in operating activities were ($3.4) million, ($898,000), and ($2.1) million in 2003, 2002 and 2001, respectively. The use of cash in all years reflects the net loss offset by the impacts of depreciation and working capital.  The change between years primarily reflects fluctuations in working capital levels between years.  Capital expenditures were $1.2 million, $1.3 million and $2.9 million in 2003, 2002 and 2001, respectively. We anticipate that capital expenditures for 2004 will approximate $500,000 due to primarily to anticipated spending on product development activities. During 2003 and 2002 we repurchased 198,000 and 221,000 shares, respectively, at a total cost of approximately $692,000 and $972,000, respectively.  The total amount authorized to be expended under the stock buyback program is $12.0 million.  As of September 30, 2003, 1,037,035 shares of common stock have been repurchased for $7.8 million.

Despite the cost reduction efforts implemented during 2003 we expect to incur an operating loss in fiscal 2004 due to continued investments expected in new product development.  We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, and share repurchases, as well as any potential acquisitions in fiscal 2004.

During fiscal 2002, we signed a 7-year operating lease for a new corporate headquarters, which commenced in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  We expense our rent on a straight-line basis.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement did not have a material effect on the Company’s financial statements.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

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

CAUTIONARY STATEMENTS

Any forward-looking statements included in this section or elsewhere in this Form 10-K are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors set forth in Item 1 to this Form 10-K.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds, highly rated corporate debt securities and certain asset-backed investments.  All investments are held to maturity.  The market risk on such investments is minimal.  Receivables from sales to foreign customers are denominated in U.S. Dollars.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Ciprico Inc. and Subsidiaries

Dollars in thousands

September 30	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,159	$6,413
Marketable securities and short term investments	16,766	18,071
Accounts receivable, less allowance of $652 in 2003 and $560 in 2002	4,016	3,590
Inventories, net	3,928	3,145
Income taxes receivable	—	789
Other current assets	453	898
Total current assets	30,322	32,906

Property and equipment, at cost:
Furniture and fixtures	698	722
Equipment	11,995	12,986
Leasehold improvements	688	429
	13,381	14,137
Accumulated depreciation and amortization	(11,409)	(11,529)
Net property and equipment	1,972	2,608

Marketable securities	—	2,547
Other assets	42	54
	$32,336	$38,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,151	$2,724
Accrued compensation	621	698
Warranty accrual	387	502
Accrued restructuring	121	370
Other accrued expenses	758	1,185
Deferred revenue	312	398
Total current liabilities	4,350	5,877

COMMITMENTS	—	—

SHAREHOLDERS’ EQUITY:
Common stock, 4,677,835 shares and 4,812,167 shares issued and outstanding in 2003 and 2002	47	48
Additional paid-in capital	34,840	35,307
Retained deficit	(6,881)	(2,966)
Translation adjustment	—	119
Deferred compensation from restricted stock	(20)	(32)
Total shareholders’ equity	27,986	32,238
	$32,336	$38,115

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

Ciprico Inc. and Subsidiaries

Amounts in thousands, except per share amounts

Years ended September 30	2003	2002	2001
Net sales	$31,215	$31,440	$32,983
Cost of sales	19,840	20,523	19,360
Gross profit	11,375	10,917	13,623
Operating expenses:
Research and development	6,214	8,767	8,189
Sales and marketing	6,638	8,699	11,303
General and administrative	2,388	2,491	2,499
Restructuring charges	500	370	620
Total operating expenses	15,740	20,327	22,611
Loss from operations	(4,365)	(9,410)	(8,988)

Other income, primarily interest	450	956	1,866
Loss before income taxes	(3,915)	(8,454)	(7,122)

Income tax expense (benefit)	—	(1,950)	440
Net loss	$(3,915)	$(6,504)	$(7,562)
Shares used to calculate loss per share:
Basic and diluted	4,676	4,895	5,050

Loss per share:
Basic and diluted	$(0.84)	$(1.33)	$(1.50)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Ciprico Inc. and Subsidiaries

Amounts in thousands, except share data

Years ended September 30, 2003, 2002 and 2001	Shares	Common stock and additional paid-in- capital	Translation Adjustment	Retained earnings (deficit)	Deferred compensation from restricted stock	Total

Balance, September 30, 2000	5,040,291	$36,313	$(66)	$11,100	$(60)	47,287
Exercise of employee stock options	8,707	166	—	—	—	166
Tax benefit related to options	—	2	—	—	—	2
Employee plan stock purchases	21,905	117	—	—	—	117
Restricted stock issued	9,000	83	—	—	(83)	—
Cumulative unrealized translation gain	—	—	47	—	—	47
Amortization of restricted stock	—	—	—	—	72	72
Net loss	—	—	—	(7,562)	—	(7,562)
Repurchase of common stock	(100,200)	(599)	—	—	—	(599)
Balance, September 30, 2001	4,979,703	36,082	(19)	3,538	(71)	39,530

Employee plan stock purchases	48,251	221	—	—	—	221
Restricted stock issued	5,153	24	—	—	(24)	—
Cumulative unrealized translation loss.	—	—	(100)	—	—	(100)
Amortization of restricted stock	—	—	—	—	63	63
Net loss	—	—	—	(6,504)	—	(6,504)
Repurchase of common stock	(220,940)	(972)	—	—	—	(972)
Balance, September 30, 2002	4,812,167	35,355	(119)	(2,966)	(32)	32,238

Employee plan stock purchases	44,338	146	—	—	—	146
Exercise of employee stock options	12,825	51	—	—	—	51
Restricted stock issued	6,500	27	—	—	(27)	—
Cumulative unrealized translation loss	—	—	(61)	—	—	(61)
Realization of translation loss	—	—	180	—	—	180
Amortization of restricted stock	—	—	—	—	39	39
Net loss	—	—	—	(3,915)	—	(3,915)
Repurchase of common stock	(197,995)	(692)	—	—	—	(692)
Balance, September 30, 2003	4,677,835	$34,887	$—	$(6,881)	$(20)	$27,986

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Ciprico Inc. and Subsidiaries

Amounts in thousands

Years ended September 30	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(3,915)	$(6,504)	$(7,562)
Adjustments to reconcile net loss to net cash flows provided by(used in) operating activities:
Depreciation and amortization	1,802	2,631	2,145
Deferred income taxes	—	—	1,348
Unrealized translation (gain) loss	(61)	(100)	47
Realized translation loss	180	—	—
Compensation related to stock transactions	39	63	72
Changes in operating assets and liabilities:
Accounts receivable	(426)	251	1,691
Inventory	(783)	2,109	506
Other assets	457	(156)	(99)
Accounts payable	(573)	154	(215)
Accrued expenses	(868)	549	884
Income taxes	789	80	(869)
Deferred revenue	(86)	25	(14)
Net cash flows used in operating activities	(3,445)	(898)	(2,066)
Cash Flows from Investing Activities:
Equipment purchases	(1,166)	(1,335)	(2,922)
Other, net	—	—	(116)
Purchase of marketable securities	(26,392)	(34,460)	(45,111)
Proceeds from sale or maturity of marketable securities	30,244	37,480	53,410
Net cash flows provided by investing activities	2,686	1,685	5,261
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	197	221	285
Repurchase of common stock	(692)	(972)	(599)
Net cash flows used in financing activities	(495)	(751)	(314)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,254)	36	2,881
Cash and Cash Equivalents at Beginning of Year	6,413	6,377	3,496
Cash and Cash Equivalents at End of Year	5,159	6,413	6,377
Marketable Securities—Current	16,766	18,071	17,499
Marketable Securities—Long-term	—	2,547	6,139
Total Cash and Investments at End of Year	$21,925	$27,031	$30,015

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiaries - September 30, 2003, 2002 and 2001

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

REVENUE RECOGNITION: Revenue is recognized upon shipment of products. Revenue from extended warranty and maintenance agreements is recognized on the straight-line basis over the term of the agreement.  We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Products sold are generally covered by a warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.  Revenue from the sale of extended warranty and maintenance agreements is deferred and recognized on a straight-line basis over the term of the related agreement

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition.  Activity into the warranty account is as follows for the years ended September 30, 2003, 2002 and 2001:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

September 30, 2003	$502,000	$140,000	$(255,000)	$387,000
September 30, 2002	423,000	296,000	(217,000)	502,000
September 30, 2001	223,000	242,000	(42,000)	423,000

Deductions represent warranty work performed during the year.

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

	2003	2002
Finished Goods	$967	$1,158
Work-In-Process	567	292
Raw Materials	2,394	1,695
	$3,928	$3,145

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2003 and 2002 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper.

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

MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS: The Company has invested its excess cash in commercial paper, government agencies and other asset-backed short term investments. These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.

Amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands) at September 30:

	2003	2002
Current
Commercial Paper	$14,290	$15,568
U.S. Government Agencies	1,502	2,503
Asset-backed investments	974	—
	16,766	18,071
Non-current
Commercial Paper	—	1,509
U.S. Government Agencies	—	1,038
	—	2,547
	$16,766	$20,618

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over estimated useful lives of eighteen months to seven years or, in the case of leasehold improvements, over the period of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred. Accelerated and straight-line methods of depreciation are used for income tax reporting.

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

	2003	2002	2001
Net loss, as reported	$(3,915)	$(6,504)	$(7,562)
Deduct: Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(481)	(600)	(1,014)
Pro forma net loss	$(4,396)	$(7,104)	$(8,576)

Loss per share
Basic and Diluted – as reported	$(0.84)	$(1.33)	$(1.50)
Basic and Diluted – pro forma	$(0.94)	$(1.45)	$(1.70)

The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.46, $1.46 and $2.56 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: no dividend yield; risk-free rate of return of 1.7%, 3.1% and 4.7%; volatility of 46.0%, 46.1% and 49.7%; and an average term of 3.0 years, 3.0 years and 3.0 years.  These effects may not be representative of the future effects of applying the fair value method.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited and Ciprico Asia-Pacific Inc have been translated into U.S. dollars in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation.” Under SFAS No. 52, assets and liabilities are translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year.  Included in the restructuring charge in fiscal 2003 is a non-cash charge of $180,000 of cumulative foreign currency translation adjustments recognized in connection with the closure of Ciprico International Limited.

RECLASSIFICATIONS

Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  This pronouncement did not have a material effect on the Company’s financial statements.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

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

2. RESTRUCTURING ACTIVITY

In the fourth quarter of 2003,the Company implemented a workforce reduction of 17%, including the closure of its European sales offices.  As a result of the restructuring we recorded a charge of $500,000 during the fourth quarter of 2003, of which approximately $320,000 is employee termination costs and $180,000 is a non-cash charge for cumulative foreign currency translation adjustments recognized in connection with the closure of our European operations.

In September 2002, the Company implemented a workforce reduction of 13% as well as consolidation of its sales operations in Europe.  As a result of the restructuring, the Company recorded a charge of $370,000 during the fourth quarter of 2002 of which approximately $328,000 represents employee termination costs and $42,000 represents facility closure and related costs.

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

Employee termination costs consist primarily of severance payments for terminated employees. The facility closure and related costs consist of lease termination costs for the closing of the international sales offices and write down of certain fixed assets.

The following is a summary of the accrued restructuring activity (in thousands):

Years ended September 30, 2003, 2002 and 2001	Employee Termination Costs	Facility closure and related costs	Total
Balance, September 30, 2000	$—	$—	$—

Restructuring Charges	455	165	620
Amounts Utilized	(171)	(8)	(179)
Balance, September 30, 2001	284	157	441

Restructuring Charges	328	42	370
Amounts Utilized	(284)	(157)	(441)
Balance, September 30, 2002	328	42	370

Restructuring Charges	320	180	500
Amounts Utilized	(527)	(222)	(749)
Balance, September 30, 2003	$121	$—	$121

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

4. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2003	2002	2001
Current:
Federal	$—	$(1,927)	$(975)
State	9	6	24
Foreign	(9)	(29)	43
	—	(1,950)	(908)

Deferred	—	—	1,348
	$—	$(1,950)	$440

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets are as follows (in thousands):

As of September 30	2003	2002
Current deferred tax assets:
Inventory	$734	$870
Allowance for doubtful accounts	240	217
Warranty accrual	142	184
Loss and credit carryforwards	4,546	2,340
Compensation accrual	208	221
Other	52	145
Less – valuation allowance	(5,922)	(3,977)
Current deferred tax asset	—	—

Long-term deferred tax assets:
Depreciation	835	804
Less – valuation allowance	(835)	(804)
Long-term deferred tax asset	—	—
	$—	$—

At September 30, 2003, the Company had net operating loss carry forwards of approximately $8.6 million, which expire in 2023, and general business credit carry forwards of approximately $1.3 million, which expire at various dates from 2016 to 2022.

For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to Federal income tax refunds received under the provisions of the Job Creation and Worker Assistance Act of 2002. Of this amount approximately $1.1 million was received during fiscal 2002 and approximately $820,000 was recorded in the fourth quarter of 2002.  The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	—	—	(.2)
Change in valuation allowance	36.8	9.3	40.9
Foreign tax rate differential	—	.3	(.1)
Meals and entertainment	—	.1	.3
Other, net	(2.8)	1.3	(.7)
	—%	(23.0)%	6.2%

Cash received (paid) for income taxes was approximately $789,000 in 2003, ($13,000) in 2002 and ($67,000) in 2001.

5. SHAREHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million. As of September 30, 2003, 1,037,035 shares of common stock have been repurchased for $7.8 million.

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

Stock Options

Option transactions under the Company’s stock option plans during the three years ended September 30, 2003 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2000	1,053,938	$11.28
Granted	427,000	6.81
Exercised	(14,250)	7.08
Canceled	(259,813)	12.16
Outstanding at September 30, 2001	1,206,875	9.55
Granted	216,250	4.22
Canceled	(272,500)	11.71
Outstanding at September 30, 2002	1,150,625	8.07
Granted	279,800	4.39
Exercised	(12,825)	4.00
Canceled	(481,275)	8.73
Outstanding at September 30, 2003	936,325	6.70
Options exercisable at September 30:
2001	548,212	$11.56
2002	604,851	9.65
2003	494,063	8.42

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 2.82 – 4.23	322,875	3.4 years	$3.54	71,000	$3.85
4.59 – 6.89	184,200	5.0 years	5.60	64,700	5.87
7.17 – 10.76	337,750	1.9 years	8.77	266,988	8.90
11.00 – 14.10	91,500	1.7 years	12.50	91,375	12.50
	936,325			494,063

At September 30, 2003, the Company had 479,919 shares reserved for future issuance under the plan

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (“ESPP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 175,729 shares have been issued. At September 30, 2003, the Company had 74,271 shares reserved for future issuance under the ESPP.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 55,023 shares have been issued. At September 30, 2003, the Company had 88,130 shares reserved for future issuance under the RSP.

6. EMPLOYEE BENEFIT PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2003, 2002 and 2001 were approximately $220,000, $262,000 and $256,000.

7. SEGMENT INFORMATION

The Company’s net sales summarized by geographic area are as follows (in thousands):

	2003	2002	2001
North America	$29,675	$28,667	$28,188
Europe	1,103	2,176	2,285
Japan	251	458	1,744
Other foreign	186	139	766
	$31,215	$31,440	$32,983

The Company has no material long-lived assets outside of the United States.

Sales to significant customers, as a percentage of net sales, are as follows:

	2003	2002	2001
Customer A	40%	17%	1%
Customer B	9	12	9
Customer C	8	11	14
Customer D	7	10	5
Customer E	8	5	16
	72%	55%	45%

Receivables from significant customers at September 30, are as follows (in thousands):

	2003	2002	2001
Customer A	$2,294	$876	$467
Customer B	42	175	374
Customer C	321	892	603
Customer D	471	57	78
Customer E	65	125	691
	$3,193	$2,125	$2,213

The Company operates in a single reportable segment.

8. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through October 2009.  Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2004	$367
2005	335
2006	345
2007	355
2008	360
Thereafter	391
$2,153

For the years ended September 30, 2003, 2002, and 2001, operating lease expenses were $414,000, $510,000 and $575,000.

INDEPENDENT AUDITOR REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS - CIPRICO INC

We have audited the accompanying consolidated balance sheets of Ciprico Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Ciprico Inc. and subsidiaries for each of the three years in the period ended September 30, 2003.  In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
October 17, 2003

QUARTERLY FINANCIAL DATA

(unaudited) in thousands, except per share amounts

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net sales	$8,112	$8,571	$8,431	$6,101	$31,215
Net loss	(683)	(675)	(992)	(1,565)	(3,915)
Net loss per share––diluted	(.14)	(.14)	(.21)	(.33)	(.84)

2002
Net sales	$7,215	$8,110	$9,081	$7,034	$31,440
Net loss	(2,492)	(1,049)	(1,893)	(1,070)	(6,504)
Net loss per share––diluted	(.50)	(.21)	(.39)	(.22)	(1.33)

2001
Net sales	$9,066	$9,412	$9,467	$5,038	$32,983
Net loss	(86)	(935)	(873)	(5,668)	(7,562)
Net loss per share—diluted	(.02)	(.18)	(.17)	(1.12)	(1.50)

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period covered by this report.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s control over financial reporting.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position(s)

James W. Hansen	48	Chairman of the Board

Thomas F. Burniece	62	Director

Mark D. Griffiths	43	Director

Thomas G. Hudson	55	Director

Michael M. Vekich	56	Director

Robert H. Kill	56	President and Chief Executive Officer, Director

Thomas S. Wargolet	40	Vice President - Finance, Chief Financial Officer and Secretary

Robert G. Brown	50	Vice President – Sales

The Certificate of Incorporation and Bylaws of the Company provide that the Board of Directors shall consist of not less than three directors and not more than six directors, that the number of directors to be elected shall be determined by the shareholders at each annual meeting, and that the number of directors may be increased by the Board between annual meetings.  The Certificate of Incorporation also provides for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year.  Officers are elected annually by and serve at the discretion of the Board of Directors.  Following is information about the Board of Directors and executive officers of the Company:

James W. Hansen  (Class I, term ending at 2004 Annual Meeting), age 48, has been a director of the Company since April 2001 and Chairman of the Board since January 2003.  Mr. Hansen was President, CEO, and Treasurer of E.mergent Incorporated (NASDAQ: EMRT) from November 1996 and Chairman of the Board of Directors from May 1997 until the sale of the company in May 2002.  From 1979 to 1983, Mr. Hansen was a teacher and management consultant.  From 1983 to 1986 he was Vice President of Apache Corporation, a NYSE-traded oil and gas exploration company.  From 1986 to 1992 he was Senior Vice President and General Manager of the pension division of Washington Square Capital, a Reliastar Company, a NYSE-traded financial services company now known as ING Reliastar.  Since 1992 Mr. Hansen has served as an investor, director, president or vice president of several private companies in medical services and technology.  He has served as a director of three public companies and has taught in the MBA program at the University of St. Thomas since 1984.

Thomas F. Burniece (Class II, term ending at 2005 Annual Meeting), age 62, has been a director of the Company since November 1999, and was Chairman of the Board from November 2000 through January 2003.  Mr. Burniece has been owner and President of Thomas Burniece Consulting, a firm offering technical marketing and management consulting services across a wide range of high technology markets, since 1994.  Mr. Burniece is also a partner in In-fusion, LLC, a consulting firm specializing in business development for companies in the networked storage market.  He was Chief Executive Officer from April 1997 until December 2000 of Voelker Technologies, Inc., a private company developing an intelligent physical layer switching product.  In addition, in June 1998 he co-founded and served as the original Chief Executive Officer and served as a director until May 2001 of Rutilus Software, Inc, a private company developing a unique, centrally-managed approach to the backup of network-attached desktop computers.  Mr. Burniece also serves as a director for Intoto, Inc., a private company developing real-time software, and as an advisor to several other small private companies in the networked storage market.  His previous experience includes senior management positions at Maxtor, Digital Equipment Corporation, and Control Data Corporation.

Mark D. Griffiths, (Class III, term ending at 2006 Annual Meeting), age 43, has been a director of the Company since May 2001.  Mr. Griffiths has been Vice President of Authentication Services at Verisign, Inc. since August 2003.  From May 1997 to October 2001 he held several positions at VERITAS Software, his latest position being Vice President of

Corporate Marketing.  Prior to joining VERITAS Software, Mr. Griffiths also held the position of Director of Product Marketing for the Internet Division of Cisco Systems from September 1996 to May 1997.  Prior to Cisco, Mr. Griffiths spent nine years at Novell Inc., culminating his career there as the Director of Marketing for Novell’s Internet Commerce Division.

Thomas G. Hudson, (Class II, term ending at 2005 Annual Meeting), age 55, has been a director of the Company since January 2002.  Mr. Hudson has served as President and Chief Executive Officer of Computer Network Technology since June 1996 and as Chairman of the Board since May 1999.  From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving as General Manager of its F.W. Dodge Division and as Senior Vice President, Corporate Development.  From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division.  Mr. Hudson’s IBM executive career included varied product development, sales, international marketing and strategic responsibilities for IBM.  Mr. Hudson also currently serves on the board of directors of Lawson Software, Inc. and PLATO Learning, Inc.

Michael M. Vekich, (Class I, term ending at 2004 Annual Meeting), age 56, has been director of the Company since December 2002.  Mr. Vekich has served as Chief Executive Officer of Vekich Associates since 1998 and as CEO of Vekich Arkema & Company from 1979 to 1998.  Prior to 1979 he held various management consulting positions.  A Certified Public Accountant, he serves as a financial and business advisor to several public and private company boards.  He has also served as a director on a number of boards of private companies and not-for-profit institutions.

Robert H. Kill, (Class III, term ending at 2006 Annual Meeting), has been Chief Executive Officer of the Company since January 1996, Chairman of the Board from June 1996 to November 2000, President since March 1988, and a director since September 1987.  Mr. Kill was Executive Vice President of the Company from September 1987 to March 1988, Secretary from September 1987 to July 1998 and from November 1989 to October 1993, and Vice President and General Manager from August 1986 to September 1987.  Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his last position being Vice President, Terminals Distribution.

Thomas S. Wargolet has been Vice President of Finance and Chief Financial Officer since October 2000.  Prior to joining Ciprico he was Vice President – Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999.  From January 1999 to October 1999 he served as Vice President - Finance and Operations of Vicom, Incorporated, a provider of telecommunications services.  From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses.  From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President – Finance and Operations of Americable, Inc. (subsidiary of North Star), a distributor of connectivity products.  From 1985 to 1989, he was with Arthur Andersen & Co. in Minneapolis.  Mr. Wargolet is a CPA.

Robert G. Brown was appointed Vice President - Sales in May of 1997.   From 1984 through 1997, Mr. Brown held various sales and management positions with several groups and subsidiaries of Arrow Electronics, a leading industrial distributor in the United States.  Prior to joining Ciprico, Mr. Brown served as Vice President Central Region.

There are no arrangements or understandings between any of the directors or any other person (other than arrangements or understandings with directors acting as such) pursuant to which any person was selected as a director or nominee of the Company. There are no family relationships among the Company’s directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company’s outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such reports furnished to or obtained by the Company and upon other information known to the Company, the Company believes that during the fiscal year ended September 30, 2003, all filing requirements applicable to its directors, officers or beneficial owners of more than 10% of the Company’s outstanding shares of Common Stock were complied with.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and to the other executive officers whose total salary and bonus for fiscal 2003 exceeded $100,000.

		ANNUAL COMPENSATION				LONG-TERM COMPENSATION
						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
Robert H. Kill,	2003	202,500	(2)	—	—	—	20,000	—	2,681
President and CEO	2002	195,000		—	—	—	30,000	—	3,671
	2001	210,000	(2)	—	—	—	—	—	4,487

Thomas S. Wargolet	2003	135,000		—	—	—	15,000	—	4,050
Vice President -	2002	135,000		—	—	—	15,000	—	4,050
Finance and CFO	2001	118,802		—	—	—	50,000	—	3,356

Robert G. Brown,	2003	185,333		—	—	—	15,000	—	5,407
Vice President – Sales	2002	194,548		—	—	—	10,000	—	6,437
	2001	204,379		—	—	—	15,000	—	4,801

(1) Amounts reflect Company contributions to the Company’s Savings Plan, a 401(k) plan.

(2) Includes amounts for time earned but not taken pursuant to the Company’s paid time off policy.

OPTION GRANTS DURING 2003 FISCAL YEAR

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended September 30, 2003. The Company has not granted stock appreciation rights.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS/SARS GRANTED (#)		% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SH)	EXPIRATION DATE	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
						5% ($)	10% ($)

Robert H. Kill	20,000	(1)	7.1%	$2.89	10/11/07	15,969	35,287

Thomas S. Wargolet	15,000	(1)	5.4%	$2.89	10/11/07	11,977	26,466

Robert G. Brown	15,000	(1)	5.4%	$2.89	10/11/07	11,977	26,466

(1)  Such option is exercisable annually as to 25% of the total number of shares, commencing October 11, 2003.

AGGREGATED OPTION EXERCISES DURING 2003 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table provides information related to options exercised by the named executive officers during fiscal 2003 and the number and value of options held at fiscal year end.

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF UNEXERCISED OPTIONS/SARS AT FY-END(#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS/SARS AT FY-END ($) EXERCISABLE/ UNEXERCISABLE (1)

Robert H. Kill	0	N/A	67,500 / 37,500	27,050 / 48,150

Thomas S. Wargolet	0	N/A	48,750 / 43,250	16,163 / 31,988

Robert G. Brown	0	N/A	31,000 / 30,000	13,413 / 29,238

(1)  These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company’s Common Stock on September 30, 2003.  The closing price of the Company’s Common Stock on that day on the NASDAQ Stock Market was $5.00.  Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

The following table provides information as of September 30, 2003 about the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	936,325	$6.70	642,320	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)  Includes 479,919 options reserved for issuance under the 1999 Amended and Restated Stock Option Plan, 74,271 shares reserved for issuance under the 1996 Restricted Stock Plan and 88,130 shares reserved for issuance under the 1996 Employee Stock Purchase Plan.

OTHER COMPENSATION ARRANGEMENTS

Robert H. Kill, the Company’s President and Chief Executive Officer has entered into an Employment Agreement and Change of Control Agreement with the Company. The Employment Agreement has a two-year term and is renewable at the discretion of the Board of Directors within a period one-year prior to the scheduled termination date of the agreement.  Among other things, the Employment Agreement provides for salary and bonus payments, as established by the Board of Directors.  Under the terms of the Employment Agreement, if Mr. Kill is terminated without cause the agreement provides for salary payments for the remaining term of the agreement. Mr. Kill also would be precluded from employment in any capacity, during the two years after termination of employment with the Company, in any business or activity competitive with the Company’s principal businesses.  Mr. Kill has also entered into a Change of Control Agreement (“Agreement”) with the Company. In the event Mr. Kill’s employment is terminated without good cause or he should voluntarily terminate such employment with good reason within a twelve-month period following a change of control of the Company, the Agreement provides for a lump sum severance payment equal to 12 months of current base salary.

Thomas S. Wargolet, the Company’s Vice President of Finance and Chief Financial Officer, has entered into a Severance Agreement (“Severance Agreement”) with the Company. In the event Mr. Wargolet’s employment is terminated without good cause or he should voluntarily terminate such employment with good reason, including termination within a twelve-month period following a change of control of the Company, the Severance Agreement provides for a lump sum severance payment equal to 12 months of current base salary.

Robert G. Brown, the Company’s Vice President of Sales, has entered into a Change of Control Agreement (“Agreement”) with the Company. In the event Mr. Brown’s employment is terminated without good cause or he should voluntarily terminate such employment with good reason within a twelve-month period following a change of control of the Company, the Agreement provides for a lump sum severance payment equal to 12 months of current base salary.

DIRECTOR COMPENSATION

Directors who are not employees of the Company receive $250 for each Board meeting attended in addition to a monthly fee and annual restricted share grant based on their respective committee participation on the Board.  Mr. Hansen receives a monthly fee of $1,500 and an annual grant of 1,500 restricted shares of common stock for his role as Chairman of Board and the Human Capital Committee.  Mr. Vekich receives a monthly fee of $1,000 and an annual grant of 1,000 restricted shares of common stock for his role as Chairman of the Audit Committee.  Messrs. Burniece, Griffiths and Hudson receive a monthly fee of $500 and an annual grant of 500 restricted shares of common stock.   The restricted shares vest over a twelve-month period.  In addition, each non-employee director receives an annual grant of seven-year stock options for 3,000 shares at an exercise price equal to the closing price of the Company’s Common Stock on the date of grant, exercisable one year from the date of grant.

In addition, any director who is elected or re-elected to the Board, receives a seven-year option for 2,000 shares at an exercise price equal to the closing price of the Company’s Common Stock on the date of grant, exercisable one year from the date of grant along with a grant of 1,000 shares of restricted stock vesting over an 18-month period.

Under the previous compensation arrangements, Messrs. Burniece, Griffiths, Hansen, Hudson and Vekich each received an option to purchase 6,000 shares at $6.00 per share on January 30, 2003.

HUMAN CAPITAL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Committee  Interlocks  and  Insider  Participation.  The Human Capital Committee of the Board of Directors of the Company is currently composed of directors Thomas F. Burniece, Mark D. Griffiths and James W. Hansen.  None of the members of the Committee is an employee or officer of the Company and none is affiliated with any entity other than the Company with which an executive officer of the Company is affiliated.

Overview and Philosophy. The Company’s executive compensation program is comprised of base salaries, annual and quarterly performance bonuses, long-term incentive compensation in the form of stock options and restricted stock grants and various benefits, including the Company’s savings plan and employee stock purchase plan in which all qualified employees of the Company participate. In addition, the Human Capital Committee from time to time may award special cash bonuses, stock options and restricted stock grants in connection with new hiring, promotions or non-recurring, extraordinary performance.

The Human Capital Committee has followed a policy of paying annual base salaries, which are on the moderate side of being competitive in its industry and of awarding cash bonuses based on achievement of operating profit goals and secondarily on achievement of revenue goals.  If minimum operating profit goals are achieved, the officer receives a cash bonus in an amount equal to the percentage of goal achieved multiplied by the established target bonus, which is a minimum of 30% and a maximum of 150% of annual base salary. The goals are established annually by the Human Capital Committee and the President of the Company.

The Company’s executive officers participate in the Company’s stock option and restricted stock plans as well as the management cash bonus plan described above.  There were no cash bonuses earned by executive officers in fiscal 2003.

General. The Company provides medical and insurance benefits to its executive officers, which are generally available to all Company employees.  The Company has a savings plan in which all qualified employees, including the executive officers, may participate.  Each year the Company contributes to the savings plan an amount equal to fifty percent of the first six percent of gross wages for each employee who participates in the savings plan.  The company may contribute an additional two percent of gross wages based on the operating profit of the Company for the fiscal year and plan contributions by the individual employee.  The amount of perquisites allowed to executive officers, as determined in accordance with rules of the Securities and Exchange Commission, did not exceed 10% of salary in fiscal 2002.

Chief Executive Officer Compensation. Robert H. Kill served as the Company’s Chief Executive Officer in fiscal 2003.  His annual base salary and eligibility for a cash bonus was determined in accordance with the policies described above as applicable to all executive officers. His base salary was $195,000 for fiscal 2003.  There were 20,000 options granted to Mr. Kill during fiscal 2003.  Mr. Kill’s participation in the bonus plan for fiscal 2004 will be 55% of his base salary.

Summary. The Human Capital Committee annually reviews its compensation policies but anticipates generally continuing its policy of paying relatively moderate base salaries, basing bonuses on specific revenue and operating profit goals and granting stock options and restricted stock to provide long-term incentives.

MEMBERS OF THE HUMAN CAPITAL COMMITTEE
Thomas F. Burniece
Mark D. Griffiths
James W. Hansen

STOCK PERFORMANCE CHART

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the S&P SmallCap 600 Index and the S&P Computer Storage & Peripherals Index.  The comparison assumes $100 was invested on September 30, 1998 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table provides information concerning persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding Common Stock as of the dates indicated in the respective footnotes to the table.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS

Perkins Capital Management, Inc 730 E. Lake Street Wayzata, MN 55391	675,083	(1)	14.4%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue Santa Monica, CA 90401	343,725	(1)	7.3%

Laurence W. Lytton 28 Sherwood Place Scarsdale, NY 10583	291,890	(1)	6.2%

Leviticus Partners, L.P. 30 Park Avenue, Suite 12F New York, NY 10016	240,000	(1)	5.1%

(1)  Such shares were owned as of the most recent 13G filing with the SEC.

MANAGEMENT SHAREHOLDINGS

The following table sets forth the number of shares of Common Stock beneficially owned as of November 14, 2003 by each executive officer of the Company named in the Summary Compensation Table, by each current director and by all directors and executive officers (including the named individuals) as a group.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME OF DIRECTOR OR IDENTITY OF GROUP	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS (1)
Robert H. Kill	150,300	(2)	3.2%
Thomas S. Wargolet	54,750	(3)	1.2%
Thomas F. Burniece	46,000	(4)(5)	1.0%
Robert G. Brown	40,356	(6)	*
James W. Hansen	17,500	(4)(7)	*
Mark D. Griffiths	12,000	(4)(8)	*
Thomas G. Hudson	7,500	(4)(9)	*
Michael M. Vekich	1,000	(4)	*
All officers and directors as a Group (8 persons)	327,404	(10)	7.0%

*   Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of November 14, 2003, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) Amount includes 20,000 shares held by Mr. Kill’s wife and 67,500 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(3) Amount includes 48,750 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(4) Does not include any options which will be granted to such individual as of the date of the 2004 Annual Meeting.

(5) Amount includes 45,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(6) Amount includes 31,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(7) Amount includes 11,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(8) Amount includes 10,500 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(9) Amount includes 6,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

(10) Amount includes 219,750 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 14, 2003.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP has acted as the Company’s independent auditors for the fiscal year ended September 30, 2003.

Audit Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal 2003 and 2002 and included in the Company’s Forms 10-Q for fiscal 2003 and 2002 were $48,200 and $46,000, respectively.

Audit Related Fees.  The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant, other than the Company’s annual financial statements and the Company’s Forms 10-Q for the fiscal year ended September 30, 2003 and 2002 were $5,500 and $5,500, respectively.  These fees were primarily for the audit of the Company’s benefit plan.

Tax Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2003 and 2002 were $15,300 and $15,400, respectively.  These fees were primarily for the preparation of the Company’s income tax returns.

All Other Fees.  The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant other than Audit Fees, Audit Related Fees and Tax Fees for the fiscal year ended September 30, 2003 and 2002 were $2,750 and $0, respectively.  This fee was for the review of the Company’s Tender Offer Statement filed on November 5, 2002.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	Exhibits. See “Exhibit Index” on page following financial statement schedules.

(b)	Financial Statement Schedules. See Schedule II on page following signatures.

(c)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated July 22, 2003 with the Commission with respect to the press release dated July 22, 2003 to announce and furnish the Company’s results of operations for the quarter ended June 30, 2003.

No other reports on Form 8-K were filed during the three months ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the “Registrant”)

Date: December 12, 2003	By	/s/	Robert H. Kill
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

Signature	Title	Date

/s/ Robert H. Kill	President, Chief Executive Officer and
Robert H. Kill	Director	December 12, 2003
(Principal executive officer)

/s/ Thomas S. Wargolet	Vice President - Finance and Chief	December 12, 2003
Thomas S. Wargolet	Financial Officer (Principal
financial and accounting officer)

/s/ Michael M. Vekich	Director	December 12, 2003
Michael M. Vekich

/s/ James W. Hansen	Director	December 12, 2003
James W. Hansen

/s/ Mark D. Griffiths	Director	December 12, 2003
Mark D. Griffiths

/s/ Thomas G. Hudson	Director	December 12, 2003
Thomas G. Hudson

/s/ Thomas F. Burniece	Director	December 12, 2003
Thomas F. Burniece

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Column A	Column B	Column C		Column D		Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Accounts receivable allowance
September 30, 2003	$560,000	$92,000	—	$—		$652,000
September 30, 2002	409,000	151,000	—	—		560,000
September 30, 2001	408,000	274,000	—	(273,000	)A	409,000

Warranty reserve
September 30, 2003	$502,000	$140,000	—	$(255,000	)B	$387,000
September 30, 2002	423,000	296,000	—	(217,000	)B	502,000
September 30, 2001	223,000	242,000	—	(42,000	)B	423,000

A - Deductions represent accounts receivable written-off during the year.

B - Deductions represent warranty work performed during the year.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended	Commission File No.: 0-11336
September 30, 2003

CIPRICO INC.

Exhibit	Description

3.1	The Registrant’s Certificate of Incorporation, as amended to date––incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988

3.2	The Registrant’s Bylaws, as amended to date––incorporated by reference to Exhibit 19.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988

10.1**	Registrant’s 1992 Nonqualified Stock Option Plan-incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.2**

Specimens of Nonqualified Stock Option Agreements under 1992 Nonqualified Stock Option Plan––incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.3**	Amendment No. 1 to Registrant’s 1992 Nonqualified Stock Option Plan––incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1995

10.4**	Amendment No. 2 to Registrant’s 1992 Nonqualified Stock Option Plan––incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 199*

10.5**	Registrant’s 1994 Incentive Stock Option Plan––incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1993

10.6**

Specimen of Incentive Stock Option Agreement under 1994 Incentive Stock Option Plan––incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1993

10.7**	Registrant’s 1996 Restricted Stock Plan, as amended––incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.8**	Specimen of Restricted Stock Agreement under 1996 Restricted Stock Plan––incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-KSB for the fiscal year ended September 30, 1995

10.9**	Registrant’s 1999 Amended and Restated Stock Option Plan––incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.10**

Specimen of Incentive Stock Option Agreement under 1999 Amended and Restated Stock Option Plan––incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.11**

Specimen of Nonqualified Stock Option Agreement under 1999 Amended and Restated Stock Option Plan––incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.12

Indenture of Lease, dated June 12, 2002 by and between Moen Leuer Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 17400 Medina Road, Plymouth, Minnesota––incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.13**	Employment Agreement and Change of Control Agreement dated June 1, 2003 between Robert H. Kill and Ciprico Inc.***

10.14**	Severance Agreement dated November 15, 2003 between Thomas S. Wargolet and Ciprico Inc.***

10.15**	Change of Control Agreement dated November 15, 2003 between Robert G. Brown and Ciprico Inc.***

22	Subsidiaries of the Registrant
	Name	Jurisdiction of Incorporation

	Ciprico International Limited	England

23.1	Consent of Grant Thornton LLP

24	Power of Attorney from Certain Directors––see Signature Page

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**     Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

***   Filed herewith