Form 10-Q
period 2003-12-31
CIPRICO INC
filed 2004-02-13
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 2, 2004 was 4,718,778 shares.

CIPRICO INC. AND SUBSIDIARIES

FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,805	$5,159
Marketable securities and short term investments	16,900	16,766
Accounts receivable, less allowance	3,446	4,016
Inventories, net	3,298	3,928
Other current assets	602	453
Total current assets	28,051	30,322

Property and equipment, net	1,677	1,972
Marketable securities	1,552	—
Other assets	42	42
	$31,322	$32,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,908	$2,151
Accrued expenses	1,933	1,887
Deferred revenue	358	312
Total current liabilities	4,199	4,350

Shareholders’ equity:
Capital stock	47	47
Additional paid-in capital	34,932	34,840
Retained deficit	(7,773)	(6,881)
Deferred compensation from restricted stock	(83)	(20)
Total shareholders’ equity	27,123	27,986
	$31,322	$32,336

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)	Three-Months Ended December 31,
	2003	2002

NET SALES	$6,042	$8,112
Cost of sales	3,736	5,162

GROSS PROFIT	2,306	2,950

OPERATING EXPENSES:
Research and development	1,387	1,448
Sales and marketing	1,410	1,678
General and administrative	501	672
Total operating expenses	3,298	3,798

LOSS FROM OPERATIONS	(992)	(848)
Other income, primarily interest	100	165

LOSS BEFORE INCOME TAXES	(892)	(683)
Income tax benefit	—	—
NET LOSS	$(892)	$(683)

Shares used to calculate net loss per share:
Basic and diluted	4,689	4,722

NET LOSS PER COMMON SHARE:
Basic and diluted	$(.19)	$(.14)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Months Ended December 31,
(In thousands)	2003	2002

Cash flows for operating activities:
Net loss	$(892)	$(683)
Depreciation and amortization	367	493
Changes in operating assets and liabilities	837	(265)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	312	(455)

Cash flows from investing activities:
Equipment purchases	(72)	(272)
Purchases of marketable securities	(6,719)	(7,477)
Proceeds from sale or maturity of marketable securities	5,033	6,036

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,758)	(1,713)

Cash flows from financing activities:
Repurchase of common stock	—	(470)
Proceeds from the issuance of common stock	92	—

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	92	(470)

Net decrease in cash and cash equivalents	(1,354)	(2,638)

Cash and cash equivalents at beginning of period	5,159	6,413

Cash and cash equivalents at end of period	3,805	3,775

Marketable securities, current	16,900	21,028
Marketable securities, long-term	1,552	1,031

Total cash and marketable securities	$22,257	$25,834

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows for the three-month periods ended December 31, 2003 and 2002. The results of operations for the three-months ended December 31, 2003 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 12, 2003.

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

At December 31, 2003 and September 30, 2003, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

	December 31, 2003	September 30, 2003
Current marketable securities:
Commercial Paper	$15,780	$14,290
U.S. Government Agencies	—	1,502
Asset-backed investments	1,120	974
	16,900	16,766
Non-current marketable securities:
Commercial Paper	1,552	—
	1,552	—

	$18,452	$16,766

NOTE C – INVENTORIES

Inventory is stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of December 31, 2003 and September 30, 2003 inventory consists of the following (in thousands).

	December 31, 2003	September 30, 2003

Finished Goods	$841	$967
Work-in-Process	674	567
Raw Materials	1,783	2,394
	$3,298	$3,928

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of December 31, 2003 (in thousands):

Balance at September 30, 2003	Charged to Costs and Expenses	Deductions	Balance at December 31, 2003
$387	$70	$103	$354

NOTE E – SHAREHOLDERS’ EQUITY

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million.  As of December 31, 2003, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.

NOTE F – NET EARNINGS PER SHARE

The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares.  The Company’s diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.  For the three-month periods ended December 31, 2003 and 2002, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share.

For the three-month periods ended December 31, 2003 and 2002, common stock equivalents of 78,730 and 9,398, respectively were excluded in the computation of the net loss per share since they were antidilutive.  Options to purchase 646,692 and 1,097,620 shares of common stock with a weighted average exercise price of $7.44 and $7.90 were outstanding at December 31, 2003 and 2002, but were excluded from the computation of common share equivalents for the three-month periods because their exercise price exceeds the average share price during the quarter.

NOTE G – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the period ended December 31 are as follows:

	2003	2002
Customer A	52%	29%
Customer B	4	14
Customer C	4	13
Customer D	12	6
	72%	62%

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

General

Management’s discussion and analysis of Ciprico’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Products sold are generally covered by a warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.  Revenue from the sale of extended warranty and maintenance agreements is deferred and recognized on a straight-line basis over the term of the related agreement.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Comparative information on sales by market for the period ended December 31, are shown in the chart below (in millions).

	2003		2002
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$3.8	63%	$4.7	58%
Military & Government	1.8	31	3.2	40
Other	0.4	6	0.2	2
Total	$6.0	100%	$8.1	100%

Net sales for the three-month period ended December 31, 2003 decreased 26% to $6.0 million compared to $8.1 million for the same period last year.

The 19% decrease in sales in the Broadcast segment between the periods can be largely attributed to lower demand from our larger OEM customers.  We believe this decrease reflects reduced capital spending in this sector due primarily to the uncertainty of a sustained economic recovery.  We believe that this uncertainty and increased competition may adversely impact our sales in the Broadcast segment for fiscal 2004.

The 44% decrease in sales in the Military segment reflects the cyclical spending patterns of this program-oriented business.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  We believe our sales in this segment have been adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified. Sales in the Military segment have historically fluctuated between periods due to the timing of spending on defense-related programs.

The increase in the other market can be principally attributed to sales of our DiMeda™ product to new customers in the medical imaging and enterprise applications.

Our revenue growth in fiscal 2004 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments, and the success of programs which specify Ciprico products.

Gross profit, as a percentage of net sales, was 38.2% for the three months ended December 31, 2003, compared to 36.4% for the same prior year period.  This increase is primarily due to higher sales of new products, such as DiMeda and the FibreSTORE® 2210, and to a lesser extent a result of cost reductions.

Research and development expenses decreased $61,000 or 4% to $1.4 million, compared to the same quarter last year.  This 4% reduction primarily reflects decreased headcount due to our restructuring efforts in the prior year.   We expect that quarterly research and development expense levels for the remainder of the year will increase as a result of new prototype spending related to our new product development activities, particularly our new FibreSTORE® 2212A serial ATA product.

Sales and marketing expenses decreased $268,000 or 16% to $1.4 million, compared to the same quarter last year.  This 16% decrease is primarily the result of reduced headcount between years resulting from our restructuring efforts implemented in the prior year.  We expect that quarterly sales and marketing expense levels for the remainder of the year will increase as a result of channel development activities and new product introductions.

General and administrative expenses decreased $171,000 or 25% to $501,000 for the three months ended December 31, 2003, as compared to the same quarter of last year which primarily reflects reduced headcount between years, lower provision for bad debts and decreased legal and professional fees.  Expenses for fiscal 2002 include approximately $60,000 of legal and professional fees related to the implementation of the shareholder rights plan and stock option exchange.

(more)

Other income decreased approximately $65,000 due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash, cash equivalents and marketable securities totaling $22.3 million compared to $21.9 million at the end of fiscal 2003.

Cash flows provided by operating activities was $312,000 for the three months ended December 31, 2003 compared to a use of $455,000 for the same period last year.  Capital expenditures of approximately $72,000 for the three months ended December 31, 2003 is primarily attributed to purchases of prototype hardware related to new products.  We anticipate that capital expenditures for fiscal 2004 will approximate $300,000 to $500,000.  There was no share repurchase activity during the three months ended December 31, 2003.  The remaining authorization as of December 31, 2003 under our stock buyback program is $4.2 million.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in our Form 10-K filed on December 12, 2003.  Some of these reasons include the impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter.  Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

CIPRICO INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds, highly rated corporate debt securities and and cerain asset-backed investments.  All investments are held-to-maturity.  The market risk on such investments is minimal.  Receivables from sales to foreign customers are denominated in U.S. Dollars.  If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company’s foreign subsidiary, Ciprico International Limited, are denoted in pounds sterling.  The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

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

32.2                           Certification of the Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on January 20, 2004 with respect to the press release dated January 20, 2004 announcing the Company’s results of operations for the quarter ended December 31, 2003.

CIPRICO INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: February 13, 2004	/s/ Robert H. Kill
Robert H. Kill, President and Chief Executive Officer
(Chief Executive Officer)

Dated: February 13, 2004	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)