Form 10-Q
period 2004-03-31
CIPRICO INC
filed 2004-05-13
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2004 was 4,727,778 shares.

CIPRICO INC. AND SUBSIDIARY

FORM 10-Q

EXHIBITS		15-18

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2004	September 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,236	$5,159
Marketable securities	13,584	16,766
Accounts receivable, less allowance	2,536	4,016
Inventories	3,190	3,928
Other current assets	426	453
Total current assets	25,972	30,322

Property and equipment, net	1,377	1,972
Marketable securities	2,110	—
Other assets	42	42
	$29,501	$32,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,568	$2,151
Accrued expenses	1,961	1,887
Deferred revenue	365	312
Total current liabilities	3,894	4,350

Shareholders’ equity:
Capital stock	47	47
Additional paid-in capital	35,040	34,840
Accumulated deficit	(9,391)	(6,881)
Deferred compensation from restricted stock	(89)	(20)
Total shareholders’ equity	25,607	27,986
	$29,501	$32,336

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except	Three-months Ended March 31,		Six-months Ended March 31,
per share amounts)	2004	2003	2004	2003

NET SALES	$4,186	$8,571	$10,228	$16,683
Cost of sales	2,575	5,469	6,311	10,631

GROSS PROFIT	1,611	3,102	3,917	6,052

OPERATING EXPENSES:
Research and development	1,494	1,584	2,881	3,032
Sales and marketing	1,375	1,698	2,785	3,376
General and administrative	476	606	977	1,278
Total operating expenses	3,345	3,888	6,643	7,686

LOSS FROM OPERATIONS	(1,734)	(786)	(2,726)	(1,634)
Other income, primarily interest	116	111	216	276

LOSS BEFORE INCOME TAXES	(1,618)	(675)	(2,510)	(1,358)
Income taxes	—	—	—	—

NET LOSS	$(1,618)	$(675)	$(2,510)	$(1,358)

Shares used to calculate net loss per share:
Basic and diluted	4,697	4,658	4,706	4,685

NET LOSS PER SHARE:
Basic and diluted	$(0.34)	$(0.14)	$(0.53)	$(0.29)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months Ended March 31,
(In thousands)	2004	2003

Cash flows for operating activities:
Net loss	$(2,510)	$(1,358)
Depreciation and amortization	702	932
Changes in operating assets and liabilities	1,820	(924)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	12	(1,350)

Cash flows from investing activities:
Equipment purchases	(107)	(1,058)
Purchases of marketable securities	(12,505)	(11,088)
Proceeds from sale or maturity of marketable securities	13,577	16,078

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	965	3,932

Cash flows from financing activities:
Repurchase of common stock	—	(622)
Proceeds from issuance of common stock	100	99

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	100	(523)

Net increase in cash and cash equivalents	1,077	2,059

Cash and cash equivalents at beginning of period	5,159	6,413

Cash and cash equivalents at end of period	6,236	8,472

Marketable securities, current	13,584	15,628
Marketable securities, long-term	2,110	—

Total cash and marketable securities	$21,930	$24,100

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. and subsidiary (the Company) is the design, manufacture, and marketing of storage and system solutions for digital media applications within the broadcast and entertainment, military and government, and medical imaging markets.  The Company’s solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. The Company markets its products worldwide through a direct sales force and various distribution channels.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2004 and the results of operations for the three-month and six-month periods ended March 31, 2004 and 2003, and the cash flows for the six-months ended March 31, 2004 and 2003. The results of operations for the six-months ended March 31, 2004 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 12, 2003.

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

At March 31, 2004 and September 30, 2003, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	March 31, 2004	September 30, 2003

Current marketable securities:
Commercial Paper	$11,479	$14,290
U.S. Government Agencies	—	1,502
Asset-backed investments	2,105	974
	13,584	16,766

Non-current marketable securities:
Commercial Paper	2,110	—
	2,110	—

	$15,694	$16,766

NOTE C – INVENTORIES

Inventory is stated at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of March 31, 2004 and September 30, 2003 inventory consisted of the following (in thousands):

	March 31, 2004	September 30, 2003

Finished Goods	$858	$967
Work-in-Process	1,087	567
Raw Materials	1,245	2,394
	$3,190	$3,928

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of March 31, 2004 (in thousands):

Balance at September 30, 2003	Charged to Costs and Expenses	Deductions	Balance at March 31, 2004
$387	$93	$179	$301

NOTE E – SHAREHOLDERS’ EQUITY

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

	Three-months Ended March 31,		Six-months Ended March 31,
	2004	2003	2004	2003

Net loss, as reported	$(1,618)	$(675)	$(2,510)	$(1,358)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(100)	(107)	(200)	(214)
Pro forma net loss	$(1,718)	$(782)	$(2,710)	$(1,572)

Loss per share
Basic and Diluted – as reported	$(0.34)	$(0.14)	$(0.53)	$(0.29)
Basic and Diluted – pro forma	$(0.37)	$(0.17)	$(0.58)	$(0.34)

Stock Repurchase

The Company has a stock buyback program with authorized share repurchases under the plan of $12.0 million.  There were no repurchases of stock for the six months ended March 31, 2004.  As of March 31, 2004, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.

NOTE F – NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive.

For the three-month periods ended March 31, 2004 and 2003, common stock equivalents of 81,247 and 57,793 were excluded from the computation of the net loss per share since they were antidilutive, as the Company incurred net losses.  Options to purchase 609,422 and 833,238 shares of common stock with a weighted average exercise price of $7.18 and $8.46 were outstanding at March 31, 2004 and 2003, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the six-month periods ended March 31, 2004 and 2003, common stock equivalents of 77,756 and 22,336 were excluded in the computation of the net loss per share since they were antidilutive, as the Company incurred net losses.  Options to purchase 577,326 and 799,241 shares of common stock with a weighted average exercise price of $7.58 and $8.82 were outstanding at March 31, 2004 and 2003, but were excluded from the computation of common share equivalents for the six-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE G – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the six-month period ended March 31, are shown in the chart below.

	2004	2003
Customer A	40%	34%
Customer B	10	9
Customer C	10	7
Customer D	2	15
	62%	65%

NOTE H – SUBSEQUENT EVENT

On April 26, 2004, the Company announced the implementation of a business reorganization and a 40% workforce reduction.  In connection with these actions, the Company expects to record non-recurring charges in the third fiscal quarter totaling approximately $3.0 million.  These amounts include severance and related costs, lease abandonment costs associated with satellite offices and a portion of its manufacturing and headquarters facility, write-down of certain fixed assets and adjustments to reduce certain product inventory to market value.

CIPRICO INC. AND SUBSIDIARY

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by Ciprico Inc. (“the Company, we and our”):

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

OVERVIEW

Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are broadcast and entertainment, which include applications in digital broadcast, film and video production, and military and government which include applications involving the data capture, processing and dissemination of surveillance images.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences, digital prepress and medical imaging.

RESULTS OF OPERATIONS

Three and Six-months Ended March 31, 2004 Compared to Three and Six-months Ended March 31, 2003

Comparative information on sales by market for the period ended March 31, are shown in the chart below (in millions).

For the Three-months Ended March 31:

	2004		2003
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$1.4	33%	$6.5	76%
Military & Government	2.7	64	2.0	23
Other	0.1	3	0.1	1
Total	$4.2	100%	$8.6	100%

For the Six-months Ended March 31:

	2004		2003
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$5.2	51%	$11.2	67%
Military & Government	4.5	44	5.2	31
Other	0.5	5	0.3	2
Total	$10.2	100%	$16.7	100%

Net sales for the three-month period ended March 31, 2004 decreased 51% to $4.2 million compared to $8.6 million for the comparable period in 2003.  Net sales for the six-month period ended March 31, 2004 decreased 39% to $10.2 million compared to $16.7 million for the same period last year.

Sales in the Broadcast segment decreased $5.1 million or 78% and $6.0 million or 54% for the three and six-month periods ended March 31, 2004, respectively.  The decreased sales in the Broadcast segment between the periods can be attributed to lower demand from our larger OEM customers, which we believe reflects soft conditions in that sector.  In addition the effects of competitive serial ATA (SATA) products in certain applications has adversely impacted our sales volumes with our broadcast OEM customers between years.

Sales in the Military segment increased $700,000 or 35% for the three-month period ended March 31, 2004 compared to the prior year period.  Sales for the six-month period ended March 31, 2004 decreased $700,000 or 13% compared to the prior year period.  Sales for three-month period ended March 31, 2004 reflect approximately $700,000 of sales of our TALON™ 2211 rugged and removable storage product into several new programs with new and existing customers.  Sales in the Military segment have historically fluctuated between periods due to the timing of spending on defense-related programs.  We believe the timing of design-in cycles and funding dependencies of a number of programs has adversely impacted sales activity of our newer fibre channel products such as the FibreSTORE® 2210 in this segment.  The increase in the other market for the six months ended March 31, 2004 can be principally attributed to sales of our DiMeda™ product to new customers in the medical imaging and enterprise markets.

Our revenue growth going forward will be dependent on market acceptance of new products, expansion of products into new applications within our historical markets and new market opportunities, and success of programs that specify Ciprico products.

Gross profit, as a percentage of net sales, was 38.5% and 38.3% for the three and six-month periods ended March 31, 2004, compared to 36.2% and 36.3% for the same prior year periods.  This increase primarily reflects the lower mix of sales in the Broadcast segment, which has historically had lower margins and to a lesser extent impacts from expense reduction efforts in the prior year and sales of our new TALON and DiMeda products.  These impacts were offset by unfavorable overhead absorption due to overall lower volumes between years.

Research and development expenses were $1.5 million and $2.9 million for the three and six-month periods ended March 31, 2004, as compared to $1.6 million and $3.0 million for the same prior year periods, a decrease of $100,000 for each period, respectively. Sales and marketing expenses were $1.4 million and $2.8 million for the three and six-month periods ended March 31, 2004, compared to $1.7 million and $3.4 million for the same prior year periods, a decrease of $300,000 and $600,000, respectively.  These reductions in operating expenses are primarily the result of reduced headcount between years resulting from our restructuring efforts implemented in fiscal 2003.  For the first half of fiscal 2004, we incurred approximately $150,000 of prototype and related development costs associated with our new FibreSTORE 2212A SATA product.

General and administrative expenses were $476,000 and $977,000 for the three and six-month periods ended March 31, 2004, compared to $606,000 and $1.3 million for the same prior year periods, a decrease of $130,000 and $323,000, respectively.  This reduction primarily reflects reduced headcount between years, lower provision for bad debts and decreased legal and professional fees.

Other income increased approximately $5,000 for the three-month period and decreased $60,000 for the six-month periods ended March 31, 2004, as compared to the same prior year periods. The slight increase in the three-month period is a result of higher investment yields for the period due primarily to shift in portfolio mix. The decrease for the six-month period is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

On April 26, 2004 we announced the first result of our strategic review, which included the implementation of a business reorganization and 40 percent workforce reduction.  With these changes we expect to reduce annual operating costs by approximately $3.8 million, including $3.0 million of operating expenses and $800,000 in cost of sales, beginning in the fourth fiscal quarter.  In connection with these actions, we expect to record non-recurring charges in the third fiscal quarter of approximately $3.0 million.  These amounts include severance and related costs, lease abandonment costs associated with satellite offices and a portion of our manufacturing and headquarters facility, write-down of certain fixed assets and adjustments to reduce certain product inventory to market value.

Given the uncertainties with timing of new product sales, it is difficult to predict any future quarterly sales levels.  We expect to incur losses for the next six months as we work new sales opportunities and release our new FibreSTORE 2212A SATA product.  We expect our use of cash during this period will closely track our operating losses and we may use up to $3 million of cash from operations during this period, exclusive of any restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash, cash equivalents and marketable securities totaling $21.9 million compared to $21.9 million at the end of fiscal 2003.

Cash flows from operating activities were $12,000 for the six-months ended March 31, 2004 compared to $1.4 million for the same period last year.  The decrease in the use of cash from operations between years primarily reflects the positive impacts from working capital changes including normal accounts receivable collections and accounts payable payments with lower sales between periods and a slight reduction in inventories of $100,000 during the quarter.  Capital expenditures of approximately $107,000 for the six-months ended March 31, 2004 primarily reflect spending related to our new product development efforts.  We anticipate that capital expenditures for fiscal 2004 will approximate $200,000 to $400,000.  There was no share repurchase activity for the six-months ended March 31, 2004.  The remaining authorization as of March 31, 2004 under our stock buyback program is $4.2 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds, highly rated corporate debt securities and certain asset-backed investments.  All investments are held-to-maturity.  The market risk on such investments is minimal.  Receivables from sales to foreign customers are denominated in U.S. Dollars.  If the currencies of these countries were to fall significantly against the U.S. Dollar, there can be no assurance that such companies would be able to repay the receivables in full. Transactions at the Company’s foreign subsidiary are denoted in pounds sterling.  The Company has historically had minimal exposure to changes in foreign currency exchange rates and, as such, has not used derivative financial instruments to manage foreign currency fluctuation risk.

ITEM 4.  CONTROLS AND PROCEDURES

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period covered by this report.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed a Current Report on Form 8-K with the Commission on April 26, 2004 with respect to the press release dated April 26, 2004 announcing the Company’s results of operations for the three and six-month periods ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: May 13, 2004	/s/ James W. Hansen
James W. Hansen,
Interim Chief Executive Officer
(Interim Chief Executive Officer)

Dated: May 13, 2004	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)