Form 10-Q
period 2004-06-30
CIPRICO INC
filed 2004-08-11
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 2, 2004 was 4,738,595 shares.

CIPRICO INC. AND SUBSIDIARY

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,328	$5,159
Marketable securities	16,515	16,766
Accounts receivable, less allowance	2,568	4,016
Inventories	1,675	3,928
Other current assets	340	453
Total current assets	25,426	30,322

Property and equipment, net	653	1,972
Other assets	42	42
	$26,121	$32,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,265	$2,151
Accrued expenses	3,125	1,887
Deferred revenue	336	312
Total current liabilities	4,726	4,350

Shareholders’ equity:
Capital stock	47	47
Additional paid-in capital	35,075	34,840
Accumulated deficit	(13,666)	(6,881)
Deferred compensation from restricted stock	(61)	(20)
Total shareholders’ equity	21,395	27,986
	$26,121	$32,336

See accompanying notes to condensed consolidated financial statements

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003

NET SALES	$4,588	$8,431	$14,816	$25,114
Cost of sales	3,660	5,607	9,971	16,238

GROSS PROFIT	928	2,824	4,845	8,876

OPERATING EXPENSES:
Research and development	1,238	1,574	4,119	4,606
Sales and marketing	1,140	1,734	3,925	5,110
General and administrative	426	613	1,403	1,891
Restructuring charges	2,500	—	2,500	—
Total operating expenses	5,304	3,921	11,947	11,607

LOSS FROM OPERATIONS	(4,376)	(1,097)	(7,102)	(2,731)
Other income, primarily interest	101	105	317	381

LOSS BEFORE INCOME TAXES	(4,275)	(992)	(6,785)	(2,350)
Income taxes	—	—	—	—

NET LOSS	$(4,275)	$(992)	$(6,785)	$(2,350)

Shares used to calculate net loss per share:
Basic and diluted	4,726	4,647	4,710	4,676

NET LOSS PER SHARE:
Basic and diluted	$(0.90)	$(0.21)	$(1.44)	$(0.50)

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-months Ended June 30,
	2004	2003

Cash flows for operating activities:
Net loss	$(6,785)	$(2,350)
Depreciation and amortization	1,051	1,374
Non-cash restructuring items	1,441	—
Changes in operating assets and liabilities	3,129	(2,506)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,164)	(3,482)

Cash flows from investing activities:
Equipment purchases	(153)	(1,236)
Equipment disposals	—	—
Purchases of marketable securities	(16,294)	(17,093)
Proceeds from sale or maturity of marketable securities	16,545	24,101

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	98	5,772

Cash flows from financing activities:
Repurchase of common stock	—	(692)
Proceeds from issuance of common stock	235	23

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	235	(669)

Net increase (decrease) in cash and cash equivalents	(831)	1,621

Cash and cash equivalents at beginning of period	5,159	6,413

Cash and cash equivalents at end of period	4,328	8,034

Marketable securities, current	16,515	13,610

Total cash and marketable securities	$20,843	$21,644

See accompanying notes to condensed consolidated financial statements.

CIPRICO INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of June 30, 2004 and the results of operations for the three-month and nine-month periods ended June 30, 2004 and 2003, and the cash flows for the nine-months ended June 30, 2004 and 2003. The results of operations for the nine-months ended June 30, 2004 are not necessarily indicative of the results for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 12, 2003.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper, government agencies and other asset-backed short-term investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At June 30, 2004 and September 30, 2003, amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands):

	June 30, 2004	September 30, 2003
Current marketable securities:
Commercial Paper	$13,497	$14,290
U.S. Government Agencies	—	1,502
Asset-backed investments	3,018	974

	$16,515	$16,766

NOTE C – INVENTORIES

Inventory is stated at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.

As of June 30, 2004 and September 30, 2003 inventory consisted of the following (in thousands):

	June 30, 2004	September 30, 2003

Finished Goods	$403	$967
Work-in-Process	286	567
Raw Materials	986	2,394
	$1,675	$3,928

NOTE D – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of June 30, 2004 (in thousands):

Balance at September 30, 2003	Charged to Costs and Expenses	Deductions	Balance at June 30, 2004
$387	$116	$220	$283

NOTE E – RESTRUCTURING

On April 26, 2004, the Company announced the implementation of a business reorganization and a 40% workforce reduction.  In connection with these actions, the Company recorded charges totaling $3.4 million or $0.72 per share for the period ended June 30, 2004.  This includes a pre-tax restructuring charge of $2.5 million related to the workforce reduction, abandonment of a portion of its headquarter facility and the write-down of certain fixed assets.  In addition, the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain legacy product inventory to market value.

The following is a summary of the accrued restructuring activity (in thousands):

	Employee Termination Costs	Facility closure and related costs	Total

Balance, March 31, 2004	43	—	43

Restructuring Charges	1,020	1,480	2,500
Amounts Utilized	(650)	(430)	(1,080)
Balance, June 30, 2004	$413	$1,050	$1,463

As of June 30, 2004, employee termination costs of $413,000 related to the restructuring activities are expected to be paid out in the next 12 months.  Restructuring charges of $1.1 million related to the facility closure will be paid out through October 2007.

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

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(4,275)	$(992)	$(6,785)	$(2,350)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(90)	(119)	(269)	(333)
Pro forma net loss	$(4,365)	$(1,111)	$(7,054)	$(2,683)

Loss per share
Basic and Diluted – as reported	$(0.90)	$(0.21)	$(1.44)	$(0.50)
Basic and Diluted – pro forma	$(0.92)	$(0.24)	$(1.50)	$(0.57)

Stock Repurchase

The Company has a stock buyback program with authorized share repurchases under the plan of $12.0 million.  There were no repurchases of stock for the nine-months ended June 30, 2004.  As of June 30, 2004, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.

NOTE G – NET LOSS PER SHARE

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.  The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents, when dilutive.

For the three-month periods ended June 30, 2004 and 2003, common stock equivalents of 55,132 and 82,235 were excluded from the computation of the net loss per share since they were antidilutive, as the Company incurred net losses.  Options to purchase 843,000 and 817,641 shares of common stock with a weighted average exercise price of $6.99 and $7.63 were outstanding at June 30, 2004 and 2003, but were excluded from the computation of common share equivalents for the three-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

For the nine-month periods ended June 30, 2004 and 2003, common stock equivalents of 72,705 and 4,673 were excluded in the computation of the net loss per share since they were antidilutive, as the Company incurred net losses.  Options to purchase 569,500 and 784,456 shares of common stock with a weighted average exercise price of $8.04 and $7.95 were outstanding at June 30, 2004 and 2003, but were excluded from the computation of common share equivalents for the nine-month period because they were antidilutive as the exercise prices were greater than the average market price of the Company’s stock during the period.

NOTE H – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the nine-month period ended June 30, are shown in the chart below.

	2004	2003
Customer A	35%	40%
Customer B	10	9
Customer C	2	11
	47%	60%

For the nine-month period ended June 30, 2004 and 2003 these customers represented 40% and 67% of accounts receivable, respectively.

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

RESULTS OF OPERATIONS

Three and Nine-months Ended June 30, 2004 Compared to Three and Nine-months Ended June 30, 2003

Comparative information on sales by market for the period ended June 30, are shown in the chart below (in millions).

For the Three-months Ended June 30:

Market	2004		2003
	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$1.8	39%	$5.7	68%
Military & Government	2.7	59	2.5	30
Other	0.1	2	0.2	2
Total	$4.6	100%	$8.4	100%

For the Nine-months Ended June 30:

Market	2004		2003
	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$7.0	47%	$17.0	68%
Military & Government	7.2	49	7.7	31
Other	0.6	4	0.4	1
Total	$14.8	100%	$25.1	100%

Net sales for the three-month period ended June 30, 2004 decreased 45% to $4.6 million compared to $8.4 million for the comparable period in 2003.  Net sales for the nine-month period ended June 30, 2004 decreased 41% to $14.8 million compared to $25.1 million for the same period last year.

Sales in the Broadcast segment decreased $3.9 million or 68% and $10.0 million or 59% for the three and nine-month periods ended June 30, 2004, respectively.  The decreased sales in the Broadcast segment between the periods can be attributed to lower demand from our largest OEM customer, which we believe reflects soft conditions in that sector.  Our decreased sales also reflect the effects of increased competition at some of our broadcast OEM customers between years.

Sales in the Military segment increased $200,000 or 8% for the three-month period ended June 30, 2004 compared to the prior year period.  Sales for the nine-month period ended June 30, 2004 decreased $500,000 or 6% compared to the prior year period.  Sales in the Military segment have historically fluctuated between periods due to the timing of spending on defense-related programs.  We believe the timing of design-in cycles and funding dependencies of a number of programs has adversely impacted sales activity of our newer fibre channel products such as the FibreSTORE® 2210 in this segment.

Our revenue growth going forward will be dependent on market acceptance of new products, expansion of products into new applications within our historical markets and new market opportunities, and success of programs that specify Ciprico products.

Gross profit, as a percentage of net sales, was 20.2% and 32.7% for the three and nine-month periods ended June 30, 2004, compared to 33.5% and 35.3% for the same prior year periods. Excluding the non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain legacy product inventory to market value, gross profit as a percentage of net sales would have been 39.8% and 38.8% for the three and nine-month periods ended June 30, 2004.  This pro-forma increase primarily reflects the lower mix of sales in the Broadcast segment, which has historically had lower margins and to a lesser extent impacts from expense reduction efforts and higher sales of our newer products such as DiMeda™ and the FibreSTORE 2210.

Research and development expenses were $1.2 million and $4.1 million for the three and nine-month periods ended June 30, 2004, compared to $1.6 million and $4.6 million for the same prior year periods, a decrease of $400,000 and $500,000, respectively. Sales and marketing expenses were $1.1 million and $3.9 million for the three and nine-month periods ended June 30, 2004, compared to $1.7 million and $5.1 million for the same prior year periods, a decrease of $600,000 and $1.2 million, respectively.  These reductions in operating expenses are primarily the result of reduced headcount between years resulting from our restructuring efforts in the prior and current fiscal year.

General and administrative expenses were $426,000 and $1.4 million for the three and nine-month periods ended June 30, 2004, compared to $613,000 and $1.9 million for the same prior year periods, a decrease of $187,000 and $500,000, respectively.  This reduction primarily reflects reduced headcount between years, lower provision for bad debts and decreased legal and professional fees.

The restructuring expense of $2.5 million includes $1.1 million of severance and related costs related to the workforce reduction, $1.0 million of charges related to the abandonment of a portion of our headquarter facility and $400,000 for the write-down of certain fixed assets.

Other income decreased approximately $4,000 for the three-month period and decreased $64,000 for the nine-month periods ended June 30, 2004, as compared to the same prior year periods. The decrease for the three and nine-month periods is due primarily to overall lower investment yields and lower cash and marketable securities balances between periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash, cash equivalents and marketable securities totaling $20.8 million compared to $21.9 million at the end of fiscal 2003.

Cash flows used in operating activities were $1.6 million for the nine-months ended June 30, 2004 compared to $3.5 million for the same period last year.  The decrease in the use of cash from operations between years primarily reflects the positive impacts from working capital changes including normal accounts receivable collections and accounts payable payments with lower sales between periods and a reduction in inventories of $500,000 during the quarter.  Capital expenditures of approximately $153,000 for the nine-months ended June 30, 2004 primarily reflect spending related to our new product development efforts.  We anticipate that capital expenditures for fiscal 2004 will approximate $200,000 to $300,000.  There was no share repurchase activity for the nine-months ended June 30, 2004.  The remaining authorization as of June 30, 2004 under our stock buyback program is $4.2 million.

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

The Company filed a Current Report on Form 8-K with the Commission on July 27, 2004 with respect to the press release dated July 27, 2004 announcing the Company’s results of operations for the three and nine-month periods ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated: August 11, 2004	/s/ James W. Hansen
James W. Hansen, Interim Chief Executive Officer (Interim Chief Executive Officer)

Dated: August 11, 2004	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of Finance/Chief Financial Officer (Principal Financial and Accounting Officer)