Form 10-K
period 2004-09-30
CIPRICO INC
filed 2004-12-20
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004	Commission File No. 0-11336

CIPRICO INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17400 Medina Road
Plymouth, Minnesota 55447

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number,

Including Area Code: (763) 551-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock (par value $0.01 per share)

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

The aggregate market value of shares held by non-affiliates is $21.3 million computed by reference to the last sale price of the Company’s Common Stock, as reported in the Nasdaq National Market system, of $4.86 per share on March 31, 2004, the last business day of the Company’s most recently completed second fiscal quarter. As of November 30, 2004, the Company had outstanding 4,743,594 shares of Common Stock.

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2004

PART I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fess and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules

Signatures
Schedule II - Valuation and Qualifying Accounts
Exhibit Index to Form 10-K

NOTE REGARDING FORWARD–LOOKING STATEMENTS

When used in this Form 10-K, the words “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. The forward-looking statements included in this 10-K relate to financial performance and involve risks and uncertainties. Actual results could differ materially from those expressed or implied by these forward-looking statements as a result of certain risk factors, including but not limited to (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products and features, (vi) other events and other important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission.

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

Glossary of Terms

CIFS

An acronym for Common Internet File System. A protocol that defines a standard for remote file access using millions of computers at a time.  With CIFS, users with different platforms and computers can share files without having to install new software.

Digital Media Workflow

The process involved with the movement of digital media data within an application workflow, including, but not limited to, ingesting, capturing, creating, editing, processing, archiving, retrieving, sharing, publishing and distributing.

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

Isochronous

Performance that supports network-wide timing requirements.  A typical application for isochronous transmission is a broadcast environment, which needs information to be delivered at a continuous and steady rate.

JBOD

An acronym for Just a Bunch of Disks. A disk array technology that does not use hardware RAID controllers. It is a low-cost storage alternative for applications that do not require redundancy.

NFS

An acronym for Network File System. A client/server application that lets a computer user view and optionally store and update files on a remote computer as though they were on the user’s own computer.

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

SAS

An acronym for Serial Attached SCSI.  An industry-standard peripheral interface used to connect SCSI peripheral devices to computer platforms.  Serial Attached SCSI is a next generation interface intended to replace legacy parallel SCSI interface.

SATA

An acronym for Serial ATA.  Serial ATA is the next-generation internal storage interconnect for desktop hard drives and optical drives.

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

PART I

ITEM 1.                  BUSINESS

General Development of Business

Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the creation, manipulation, storage and management of digital assets.   Our storage solutions are designed primarily for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels within the broadcast, content creation, post production, military and government, digital prepress and other rich media application markets.

We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983.  Until 1990, we developed and manufactured controller-based products for manufacturers and end users of computer systems.  In late 1990, we introduced for sale our first RAID data storage product. Today, our business is focused on providing storage products and services that provide superior performance based value to meet the demanding data transfer rate, storage capacity and data redundancy needs of digital media workflows.  Digital media workflows include the digital representation and complex image processing of film, video, graphics, photographs, animation, special effects, three-dimensional images and other images.

We offer a range of open platform, disk-based storage solutions for high performance digital media applications.  This includes products that implement a variety of RAID techniques including RAID 0 for single stream bandwidth, RAID 4 for multi-stream high bandwidth and RAID 5 for high input/output (I/O) oriented uses.  We also provide SAN and NAS solutions, focused on the networking of demanding digital media workgroup applications.  Like many other computer applications, the trend in digital media is toward random access, digital data storage and away from traditional analog tape storage or film methods.  Our primary target market segments include broadcast, content creation, post production, military and government, digital prepress and other rich media applications.  We believe our expertise is in the understanding of these applications within our target markets.

Narrative Description of Business

(1)           Products and Services.

Products.

Our product line consists mainly of storage systems.  We design, develop and manufacture all of our storage products to operate at peak performance levels while maintaining connectivity consistent within industry standards.  We offer customers a choice of several different series of storage solutions depending on their needs.  Prices for our storage products generally range from a list price of approximately $7,000 to $97,000 per system depending on the features selected by the customer.  Applications may require one or several systems.  Our products are organized into three families, FibreSTORE®, NETarray® and DiMeda™.

Our FibreSTORE® family is our product line intended for the integration and resale by original equipment manufacturers (OEMs).  The RAID technology utilized is based on Ciprico design and manufacturing, and incorporates our common RAID software platform described below.   The FibreSTORE family of products is customizable for OEM specific requirements.

FibreSTORE 2210 was released in January 2003.  This product is a continuation to previous generations of Ciprico RAID and offers performance using 2 gigabit (Gb) Fibre Channel technology for both the host side and drive side interfaces.  The product scales in capacity to 18TB per system, by utilizing expansion chassis to add more disk drives and increase the overall capacity of a system.  The base system is comprised of two RAID controllers with 2Gbit Fibre Channel host interfaces, ten (10) 2 Gbit Fibre Channel disk drives and redundant power supplies.  Each expansion chassis is comprised of two enclosure services boards, ten 2Gbit Fibre Channel disk drives and redundant power supplies.  Its unique set of benefits to the customer are in the area of enhanced application performance as it pertains to insured, uninterrupted data availability at full performance levels without disruption.  These features make the product unique in the marketplace and the best-in-class product for high bandwidth applications.  The JBOD version of the 2210 began shipping in December 2001.

FibreSTORE 2212A is comprised of two RAID controllers with 2Gb Fibre Channel host interfaces, twelve (12) SATA disk drives and redundant power supplies.  The SATA interface is most often used in desktop drives and are roughly 60% less expensive than enterprise drives of similar capacity.  The use of desktop drives enables the Company to penetrate new markets and applications, where performance is not the primary buying criteria and system cost is much more of a factor.  The product was designed employing Ciprico’s Accelerated Drive Teaming™ software as the key differentiated feature.  Accelerated Drive Teaming, or XDT for short, is a methodology utilizing hardware and software techniques to overcome the inherent drive delays found in desktop drives.  The single controller version of this product is expected to be released for production in January 2005.  A dual controller version is planned for release during the first quarter of calendar 2005.

TALON™ 2211 is the current product offering for military applications, and was released for production in September 2003 as the next generation replacement to its predecessor.   The mechanical chassis is designed to enable the operation of a disk array in harsh environments of temperature, shock, vibration, salt-fog, etc.  Additionally, the removable disk pack feature is a key differentiating feature enabling the portability benefits of tape, with the random access benefits of disk drives.  TALON 2211 uses the same Ciprico developed RAID technology as our FibreSTORE 2210 family.  This enables the TALON to achieve 2Gb/second performance through each of the two active RAID controllers in the product for high data rate recording and playback applications.  The TALON 2211 can be configured with up to eleven (11) 300GB drives for a total of unit capacity of 3.3TB.

Our NETarray® family is our value based products targeted for both digital media and general purpose storage applications.  The NETarray products are provided in conjunction with third party alliances to provide reliable, cost effective solutions.  The NETarray family is designed for simplicity of use, enabling our channel partners to successfully sell and support the products in a wide variety of end user applications.

The NETarray 2215AH and 2215AM are RAID subsystems consisting of up to two RAID controllers, each with 2Gbit Fibre Channel host interfaces.  The NETarray U215AH is a RAID subsystem consisting of up to two RAID controllers, each with Ultra 160 SCSI host interfaces.  Each of these systems includes fifteen (15) SATA disk drives and redundant power supplies.  The RAID controllers support RAID levels 0,1, 1+0 and 5 and can be configured in single or dual RAID configurations.   The NETarray 2215AH and U215AH RAID controllers employ hardware assisted parity scheme for improved performance.

NETarray U116AM is a RAID subsystem consisting of one RAID controller with an Ultra160 SCSI host interface, sixteen (16) SATA disk drives and redundant power supplies.  The RAID controllers support RAID levels 0,1, 1+0 and 5.  This product is scheduled for production release in the first half of calendar 2005.

Each of these products can be sold with optional enterprise software packages that include snapshot, remote mirroring and high availability data path failover.  These products are sold under the Ciprico brand name under an OEM agreement with Advanced Technology and Systems Co. Ltd of Tokyo, Japan.

NETarray 2215F is a RAID subsystem consisting of two RAID controllers, each with 2Gbit Fibre Channel host interfaces, fifteen (15) 2Gbit Fibre Channel disk drives and redundant power supplies.  The RAID controllers employ hardware assisted parity scheme for improved performance, support RAID levels 0,1,10, 5, 50, 0+1 and JBOD and can be configured in single or dual RAID configurations.  Capacity expansion can be accomplished by attaching one or more JBOD expansion chassis.  The chassis has been designed by Ciprico to pass certain MIL-STD environmental tests.  The system utilizes a RAID controller supplied by Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp.

The NETarray 1100 is our legacy 1Gbit Fibre Channel product designed for both high performance and high availability.  The NETarray 1100 has full dual loop Fibre Channel connections, redundant power supplies and redundant fans, with no active components on its backplane.  It utilizes standard networking industry protocols to manage the storage via Ethernet or Internet connections, maximizing bandwidth for storage reading and writing operations.  The system utilizes a controller manufactured by Mylex Corporation, a division of Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp.  The NETarray 1100 product was announced as end of life in May 2003.

Our DiMeda™ family includes our products based on the industry technology known as Network Attached Storage (NAS). The first offering in the DiMeda family was released in March 2002.  This product was designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols.  The DiMeda family utilizes a file based shared storage system delivering near-Fibre Channel SAN performance with the ease-of-use of an appliance.  One of the benefits of the DiMeda software is the ability to provide shared storage to a wide variety of host computer platforms and operating systems with great simplicity and cost effectiveness.  While SANs do similarly provide the benefit of shared storage to applications, the DiMeda installs in less than one hour and requires less training to the end user.  Moreover, because it utilizes the industry standard protocols of CIFS and NFS, there are significantly fewer application conflicts as compared to SAN.  This is important to customers who attempt to utilize legacy systems in addition to introducing new application platforms.  Our ongoing product development in the DiMeda area is focused on adding additional software features to further enhance the scalability and performance, simplify the installation and maintenance, as well as provide premium software services.  All product offerings within the family share the same network attached software libraries.

The DiMeda 3600 provides flexible configuration options so that it may be purchased in single head or dual head configurations, expandable capacities and a variety of software enhancements to the basic functionality.  It is the model in the DiMeda family that offers complete failover and fail-back of the NAS head – a requirement for high availability applications.  The DiMeda 3600 began shipping for production in December 2003.

The DiMeda 1700 is targeted at entry-level applications where capacity expansion, high-availability and NAS head redundancy is not required.  DiMeda 1700 is configured as a single, integrated solution which includes the NAS head processor board, an internal RAID controller manufactured by 3Ware, Inc. and twelve (12) serial ATA disk drives.  The DiMeda 1700 began shipping for production in December 2003.

The DiMeda 1724 is an extension of the original 1700 model and targeted at applications with larger capacity requirements.  The 1724 is configured as a single, integrated solution which includes the NAS head processor board, two internal RAID controllers manufactured by 3Ware, Inc. and twenty-four (24) SATA disk drives.  DiMeda 1724 is expected to be available for production in January 2005.

The DiMeda 10G a 10Gbit NAS system and targeted at applications who require sustained data rates exceeding 300 MB/second.  The 10G is configured as a single, integrated solution, which includes the NAS head processor board, two internal RAID controllers manufactured by 3Ware, Inc. and twenty-four (24) SATA disk drives.  DiMeda 10G is expected to be available for production in the third quarter of calendar 2005.  DiMeda 1724 customers can be upgraded to 10G technology via an upgrade kit.

The TALON-NAS combines the NAS functionality found in our DiMeda 3600 with our TALON 2211 disk array.  This product is targeted at military customers who require the ease-of-use of NAS, with the removable disk pack functionality of the TALON product.  This product is under development and is currently scheduled for production release in the second half of calendar 2005.

The foundation of our product strategy is a Common Software Platform across all our products.  This commonality includes three primary libraries - array software, network attached software and management software.  The FibreSTORE family is based on this common RAID array software and includes unique features of Accelerated Drive Teaming, guaranteed performance in degraded modes, as well as premium software packages enabling entire disk packs to be removed and replaced from the base unit.  Future additions to the FibreSTORE family will continue to employ the common array software.  Additionally, it is planned for DiMeda to utilize both FibreSTORE and TALON storage products as one of the back-end storage options.  As these products evolve, we have developed the software to be able to port easily to faster and more powerful processor or interface technologies as they become available in the market place, thus improving our time-to-market of introducing new products.  The focus on software will also result in greater utilization of commodity based hardware components that will maintain cost competitiveness and focus our engineering resources on the intellectual properties unique to Ciprico.  While our software is most often bundled with hardware and sold as a complete solution, we are actively marketing our software via licensing our software and/or RAID technology to select strategic customers.

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

We provide configuration and management software for all of our storage and systems solutions.  These software products – Storage Manager (STORM) and Web Manager - enable the user to monitor the performance and health of our storage and systems products in real-time.  Users can gain access to our storage and system solutions via the in-band Fibre Channel interface or via an ethernet port, depending upon the customer’s needs.  Our software utilities are platform independent to support the wide variety of computer platforms used with our products.

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

To provide these SAN solutions, we work with other storage industry vendors such as Brocade Communications, Advanced Digital Information Corporation, Silicon Graphics Incorporated and Qlogic Corporation by implementing and testing their products as part of the overall solution to meet the needs of our customers.  We seek to strengthen our relationships with existing strategic partners and develop new partnerships with leading vendors in the SAN market to offer additional products that are complementary to our solutions.  In addition we utilize the services of third party organizations to extend our service capabilities based on the needs of our customers.

Technical Support.

We provide our customers with ongoing technical assistance and a variety of spare part programs to assure failures are identified and repairs are made quickly.  Our Hot Spares Program provides the customer with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, Louisville, the United Kingdom and Singapore.  In addition we have an agreement with NCE Computer Group Limited to provide telephone and on-site support for our products to our customers in Europe.  All service options provide training for the customer’s technicians and access to our telephone support services. Technical support specialists are available 24 hours per day, 7 days per week through our toll-free help line for the U.S., Canada and selected international locations.  Technical support is also available through our Web Site, www.ciprico.com.

We also provide a return-to-factory parts and labor warranty against defects in materials and workmanship covering a period of three years from the date of shipment to customers.  Extended warranty and maintenance services are also offered to customers in addition to the primary warranty.  All repair work for our products is presently done at our manufacturing facility in Plymouth, Minnesota.

(2)           Marketing and Distribution.

Markets.

Our market focus is digital media applications, with our primary focus on broadcast, content creation, post production entertainment and military and government.    In addition, we have historically sold in other rich media markets such as digital prepress, geosciences and medical imaging.  In each of these markets, we focus on applications where our customers need simplicity, high bandwidth, high I/O or combinations of both to meet their needs.

Inherent to all the applications within each of our primary markets is a “digital media workflow” which is that industry’s version of a production line.  In the case of the broadcast market, the workflow is characterized by ingesting incoming video feeds from satellites and remote news crews, editing the raw video to prepare the news story and then a “play-to-air” process where the video is broadcast from the network feed.  For military applications the workflow begins with surveillance gathering followed by image processing and concludes with the dissemination of data to military commanders in the field.  We believe our understanding of these application workflows uniquely positions us in our target markets.  Our technology development is focused on solutions that improve the productivity of these workflows for the end users.

Broadcast and Entertainment.  This market segment includes companies that create, edit, manipulate and broadcast images, in real-time playback using digital technology, which provides reduced cost of ownership and increased productivity over linear film and video tape.  The new high definition television (HDTV) standards currently being mandated worldwide will provide opportunity for vendors with solutions that improve the productivity of manipulating, managing and storing HD content.  Our solutions meet the requirements of broadcast and video services applications, which require very high bandwidth to supply many simultaneous video streams to multiple users where interruption of service and dead airtime is not acceptable.  With images stored as data, new applications for storage devices within the television broadcast segment will include electronic news gathering, commercial and promotional insertion and TV broadcast.

Other industry market segments include companies involved in content creation such as movie studios, post-production houses, video production houses and digital cinema OEMs.  Applications within this market segment have traditionally included 3D animation, special effects, film restoration and editing.

Military and Government.  Our primary focus in this market segment includes applications commonly referred to as “Command and Control” or C4I.  There are two primary categories of C4I: those involving the collection, processing and dissemination of reconnaissance and surveillance data and small enterprise.

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

Small enterprise uses that support military operations involve a variety of peripheral applications such as inventory management, duty schedules, personnel records, etc.  These applications generally involve large databases that utilize transaction-based storage solutions.  In some instances, these solutions require unique features to meet the demanding environments of airborne, ground based and shipboard applications.

Other Markets.  Our products are also used in other rich media applications in digital prepress, medical imaging and small enterprise markets.  Within the digital prepress market segment, content creators, computer-to-plate or direct-to-press manufacturers utilize storage solutions to optimize performance.  Digital technology improves the productivity of a work group by providing simple to use shared storage to eliminate historical job envelopes being passed from one step to another in a prepress workflow.  Digital technology eliminates the material costs of photographic film, increases the quality and accuracy of image reproduction and provides the printer with tools for quick turnaround.  For medical imaging, picture archive and communications systems (PACs) involve the archive and retrieval of medical images such as digital x-rays, mammography, CAT scans, MRIs, etc.  PACs application requirements for storage systems include low-cost, easy-to-use, ability to add capacity over time, on-site support capability and features to protect the medical images utilizing disaster recovery methods.  Small enterprise includes general IT applications, such as shared storage, database and Microsoft Exchange servers.

Distribution.

Our products are sold through a direct sales force calling on a combination of OEMs, system integrators, distribution partners and resellers.  Our direct sales organization is primarily responsible for “demand creation” activities and customer development within these distribution channels in the United States and Canada.  We also have representation in Europe and Japan via independent representative organizations.  In addition to our sales force, we have inside sales and pre-sales system engineering resources that are aligned with the sales teams.  These resources complement our direct sales forces, as well as our representative organizations.

As a part of our marketing and sales strategy, we enter into relationships with companies who could play an important role in the successful marketing of our products. Historically, our storage solutions have been sold to OEMs and systems integrators and for inclusion in their own solutions delivered to end-users. The initial sales process for OEMs, system integrators and end users is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations with sales cycles ranging from three to eighteen months.  During fiscal 2004, we focused a portion of our sales efforts on distribution partners with an existing network of dealers, integrators, and resellers, and to a limited degree, large end-users including government departments and agencies.  Typically, these distribution partners provide a wide range of storage products to both general purpose and vertical markets.  Distribution and dealer sales cycles are typically shorter and range from two weeks to three months.

(3)           Status of New Products.

See item (10) below.

(4)           Competition.

The market for all levels of storage solutions is highly competitive.  In some of our markets, we compete with traditional suppliers of proprietary computer systems including, but not limited to Sun Microsystems, Hitachi Data Systems, IBM and Hewlett Packard which market storage systems as well as other computer products.  We also compete against independent storage suppliers, including but not limited to EMC Corporation, Dot Hill Corporation, Adaptec Inc., Infortrend Technology, Inc. and Engenio Information Technologies, Inc., a subsidiary of LSI Logic Corp. in addition to several smaller privately-held companies.

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

(5)           Manufacturing and Suppliers.

Our products are manufactured utilizing a configure-to-order manufacturing process.  In-house manufacturing activities for our storage products primarily involve quality assurance testing of subassemblies, final system assembly and integration. Our assembly operations are ISO 9001:2000 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of some of our products does, however, require extensive testing by skilled personnel.

We purchase certain raw materials and components based on forecasted order levels.  Forecasting orders is difficult as a higher percentage of shipments can occur near the end of each quarter. Some of our OEM customers provide us with a forecast of expected orders, but generally customers place orders for immediate delivery, not in advance of need. Customers may generally cancel or reschedule orders without penalties. Accordingly, we believe that backlog is generally not meaningful for purposes of predicting our revenue for any fiscal period.

Our storage products are comprised mainly of a controller, metal enclosure, disk drives, power supply and other miscellaneous parts.  Many of the components are industry standard parts and readily available from many suppliers at competitive prices.  Our controller board assemblies are purchased from an ISO 9001 contract manufacturing company, which manufactures the assemblies to our specifications.  The completed board assembly is received at our facility where it is subject to test procedures to insure product performance, reliability and quality.  The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available.  Some of our DiMeda products are sourced as a fully-integrated hardware solution from our supplier.  In some instances, these DiMeda products can be final tested and shipped directly to our customers from our supplier.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  We purchase a substantial amount of disk drives manufactured by Seagate Technology Inc. (“Seagate”), Hitachi Global Storage Technologies (“Hitachi”) and Maxtor Corporation (“Maxtor”).  We purchase substantially all our disk drives and certain other components via a consignment purchase program through a distributor, Bell Microproducts Inc. (“Bell”).  All other components are procured pursuant to purchase orders, although we do have agreements with certain suppliers for the procurement of components that include provisions for purchase commitments of up to ninety (90) days of forecasted demand.  Furthermore, because of increased industry demand for many of those components, our suppliers may, from time to time, not be able to make delivery on orders on a timely basis.  In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components or the next generation of those components available to us.

Components for our products are generally available from numerous sources at competitive prices.  However, we tend to purchase certain key components from a single source.  With respect to certain components, such as disk drives or controller boards, if we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components. We estimate that replacing certain components or changing manufacturers, such as our controller board would involve several months of hardware and software modification.

In August 2004, we entered into an agreement with Advanced Technology and Systems Co., Ltd. (“ADTX”) for the distribution of ADTX’s RAID storage products.  ADTX, established in 1993 by former IBM Japan personnel, is headquartered in Tokyo, Japan.  Under the terms of the agreement, Ciprico has exclusive distribution rights in the United States for ADTX ArrayMasStor RAID products, which will be sold as part of Ciprico’s NETarray product family, including both Fibre Channel and Serial ATA (SATA) 2Gb storage arrays.

We have no long-term supply contracts.  There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require.  If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share.  In addition, scarcity of such components could result in cost increases and adversely affect our operating results.  Our principal suppliers are Bell, Plexus Inc., Du Fresne Manufacturing Co. and Adaptec Inc.

(6)           Customer Dependence.

Our products are sold to a broad base of customers.  As a percentage of sales, Thomson Broadcast Solutions, represented 35% and 40% of net sales in fiscal 2004 and 2003, respectively.

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

We have no other patents, and do not consider ownership of patents to be material to our business.  We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable.  We believe that the rapidly changing technology in the computer industry makes our future success dependent more on the technical competence, creative skills of our personnel and rapid deployment of innovation than on any patents we may be able to obtain.  However, protection of our proprietary hardware, firmware and software is very important to us.  We also rely upon copyright, trade secret protection and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, SPECTRA 6000®, NETarray®, SANITY® and FibreSTORE® and have registration applications pending for our trademarks StorBridge™, Digital Media Appliance™, Accelerating the Digital Media Workflow™, DiMeda™, TALON™ and Accelerated Drive Teaming™.

(8)           Backlog.

We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2004, we had approximately $184,616 in backlog that is scheduled to ship in fiscal 2005.

(9)           Government Approvals and Effect of Government Regulations.

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

(10)         Research and New Product Development.

We operate in an industry subject to rapid technological change.  Our goals in research and development are to develop leading edge products that adhere to industry standards.  Our ability to achieve this goal is largely dependent upon our ability to anticipate and respond to change.  We use engineering design teams that work cross-functionally with product marketing managers, system engineers and customers to develop products and product enhancements.  Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor off-the-shelf disk drives to ensure the quality and performance of the disk drives integrated into our storage solutions.  As part of our development strategy, we actively seek available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.

Historically, substantially all of our research and development efforts were focused on the development of stand-alone storage devices.  We were the first manufacturer to introduce a disk array integrating the Fibre Channel interface in 1996 and substantially all of our products now utilize this interface technology. Through 1999 our products were focused on high-bandwidth RAID 3 and 4 applications.  With the introduction of our Common RAID Software and our NETarray family of products, we have broadened our product offering to include transaction-based RAID 5 capabilities, while still satisfying the needs of bandwidth applications. Our current product development activities include products supporting 4 Gb Fibre Channel host interfaces for our RAID products, 10 Gb Ethernet interfaces for our NAS product family and the utilization of Serial Attached SCSI (SAS) and Serial ATA II (SATA II) disk drives.

Beginning in fiscal 2001, we made substantial investments in software development.  With the acquisition of the SANStar technology in January 2001, we added a software development team focused on developing a Common NAS Software platform for highly available, network connected storage systems.  Since that time we have continued this investment by adding additional software development resources to focus on developing and extending a Common RAID Software platform that is the basis for storage solutions developed now and in the future. These developments are intended to support the optimization of high-performance digital media applications.  For fiscal 2004, approximately 65% of our research and development expense was related to software development.

We will continue to develop storage devices and expect our software development focus will increase as we emphasize the productivity improvements for customer’s production workflows. We are working with several outside parties on the co-development and incorporation of our technologies with a number of current and emerging storage and networking technologies such as Internet Protocol SCSI (iSCSI), Serial Attached SCSI (SAS) and Serial ATA (SATA). Additional areas of research include network file protocols, high performance interconnects and application integration.

Our research and development expenses were $5.2 million, $6.2 million and $8.8 million in fiscal 2004, 2003 and 2002, respectively.  All of our research and development expenditures are expensed as incurred.  As of November 1, 2004, we had 15 full-time employees engaged in research and development activities.

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

(12)         Employees.

At November 1, 2004, we had 43 full-time employees, of which 19 were in engineering, research and development and technical support, 10 in sales, marketing and customer service, 8 in manufacturing, operations and quality assurance, and 6 in general management, accounting, information systems and administration.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are good.

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

WE HAVE INCURRED LOSSES AND MAY NOT BE ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY.

We experienced losses of $7.4 million, $3.9 million and $6.5 million for the years ended September 30, 2004, 2003 and 2002, respectively.  There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations, our business will be adversely affected and our stock price will likely decline.

Our revenues will have to significantly increase in order for us to support our current and expected level of operating expenses. We may not be able to achieve profitability.

AN ECONOMIC DOWNTURN IN MARKETS IN WHICH WE ARE CONCENTRATED OR THE LOSS OF KEY CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT REVENUES AND OPERATING RESULTS.

Our revenues have been derived primarily from sales to customers in the broadcast and entertainment and military and government markets.  We are not able to predict with any certainty the demand for our products in each of our primary markets.

Sales in the broadcast segment decreased approximately $11.6 million or 58% in fiscal 2004 versus 2003.  We generally sell to OEMs or integrators who are dependent on capital spending levels at television stations and movie studios.  Demand from customers in this market can be dependent, in part, on overall levels of advertising revenues and general economic conditions.  Furthermore the storage market within the broadcast industry is highly competitive, which has adversely impacted our sales.   During fiscal 2004, we experienced a significant reduction in demand from our key customers in this market.  Our ability to predict the demand levels in this segment is limited given the general economic uncertainties and the ongoing impacts from competition.

Sales in the military and government market as a percentage of net sales were 49% and 34% in fiscal 2004 and 2003, respectively.  Demand for our products in this market have been historically cyclical and fluctuate based on timing of defense spending and technology upgrades within programs that currently specify our products. We believe our sales in this segment during fiscal 2004 were adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified.  It is difficult to assess the specific timing of the deployment and funding of these programs, which adversely impacts our ability to forecast demand for our products in this segment.  There can be no assurances that we will experience growth in this market segment during fiscal 2005.

Historically, a material percentage of our net sales in each year have been derived from a limited number of customers. For fiscal 2004 and 2003, our top four customers accounted for approximately 54% and 64%, respectively, of our net sales.  We expect that a high percentage of our sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that we will be able to obtain orders from new customers. An economic downturn in one of our primary markets, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting our business.  Further, because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

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

•              general economic trends and factors;

•              market acceptance of new products and product enhancements;

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

•              decreases over time in the prices at which we can sell our products; and

•              our ability to obtain sufficient supplies of components, including limited sourced components, at reasonable prices, or at all.

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

WE HAVE LIMITED PRODUCT OFFERINGS AND DEPEND ON THE WIDESPREAD MARKET ACCEPTANCE OF OUR EXISTING AND NEW PRODUCTS.

We derive a substantial portion of our revenue from a limited number of existing products. Specifically, during fiscal 2004 and 2003 we derived approximately 30% and 52%, respectively, of our revenue from our NETarray 1100 product, introduced in late 2000.  We derived approximately 29% and 16%, respectively, of our revenue from our FibreSTORE 2210 product, introduced in 2003 and approximately 18% and 3%, respectively of our revenue from our DiMeda product family, introduced in 2002.

We expect the DiMeda and, to a lesser extent, FibreSTORE products will account for a substantial and growing portion of our total revenue for the foreseeable future. However, the demand for, and market acceptance of these products is uncertain. Historically, our storage product offerings consist of a limited number of product lines.  As such, the widespread market acceptance of new products in our markets is critical to our future success.

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

•              continued development of technologies that allow our storage products to function over WANs and over IP-based networks; and

•              availability, price, quality and performance of competing products and technologies.

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN COMPONENTS.

We depend upon a limited number of suppliers for several components used in the manufacture of our products, such as disk drives, certain controllers and other components. In the future, we may experience shortages of or difficulties in acquiring these components. Failure to manufacture our products on a timely basis would have a negative impact on our business and operating results.  If we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components.

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

We believe our future success will depend also in part upon our ability to attract and retain highly skilled and qualified managerial, engineering, sales and marketing and operations personnel. Competition for these personnel is intense. The inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of and negatively impact our ability to sell our products which would have a material adverse impact on our business and results of operation.

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

ITEM 2.                  PROPERTIES

Our administrative headquarters, manufacturing and research and development operations are located in one building in Plymouth, Minnesota, totaling approximately 39,000 square feet.  This facility is leased under a 7-year operating lease which commenced in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement. We also maintain a research and development facility in Tinton Falls, New Jersey, in approximately 3,000 square feet of leased space, which expires in February 2005.  We do not anticipate extending the term of this lease.   We believe that our existing facilities and equipment are well maintained and in good operating condition.  We own most of the equipment used in our operations.  Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

In connection with a work force reduction and restructuring implemented in April 2004, we abandoned approximately 17,000 square feet of our headquarters facility and are currently marketing this space for possible sublease.  As a result of this abandonment we recorded lease abandonment costs of approximately $1 million.

ITEM 3.                  LEGAL PROCEEDINGS

We are not a party to, nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers are as follows:

James W. Hansen	49	Chief Executive Officer
Thomas S. Wargolet	41	Vice President of Finance and Chief Financial Officer

James W. Hansen has been Chief Executive Officer of the Company since September 30, 2004.  Mr. Hansen had previously served as Interim Chief Executive Officer of the Company from March 18, 2004 to September 30, 2004 and has been a director of the Company since April 2001.  Mr. Hansen also served as Chairman of the Board from January 2003 to March 2004.  Since 1992 Mr. Hansen has served as an investor, director, president or vice president of several private companies in medical services and technology.  Mr. Hansen was President, CEO and Treasurer of E.mergent Incorporated (NASDAQ: EMRT) from November 1996 and Chairman of the Board of Directors from May 1997 until the sale of the company in May 2002.  From 1986 to 1992 he was Senior Vice President and General Manager of the pension division of Washington Square Capital, a Reliastar Company, a NYSE-traded financial services company now known as ING Reliastar.  From 1983 to 1986 he was Vice President of Apache Corporation, a NYSE-traded oil and gas exploration company.  From 1979 to 1983, Mr. Hansen was a teacher and management consultant.  He has also served as a director of three public companies and has taught in the MBA program at the University of St. Thomas since 1984.

Thomas S. Wargolet has been Vice President of Finance and Chief Financial Officer since October 2000.  Prior to joining Ciprico he was Vice President – Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999.  From January 1999 to October 1999 he served as Vice President - Finance and Operations of Vicom, Incorporated, a provider of telecommunications services.  From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses.  From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President – Finance and Operations of Americable, Inc. (subsidiary of North Star), a distributor of connectivity products.  From 1985 to 1989, he was with Arthur Andersen & Co. in Minneapolis.  Mr. Wargolet is a Certified Public Accountant.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK TRADING

Ciprico common stock is traded on the Nasdaq National Market under the symbol CPCI. As of November 30, 2004, there were approximately 1,600 shareholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2004 and 2003, were:

	2004		2003
Quarter	High	Low	High	Low
First	$5.39	$4.72	$4.07	$2.75
Second	6.12	4.72	5.25	3.30
Third	5.59	4.40	6.47	4.15
Fourth	4.54	3.27	6.70	4.75

We do not intend to pay cash dividends on any of our securities for the foreseeable future.

We made no sales of unregistered securities, and made no repurchase of equity securities, during the quarter ended September 30, 2004.

ITEM 6.                  SELECTED FINANCIAL DATA

Ciprico Inc. and Subsidiaries

Amounts in thousands (except per share data)

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Years ended September 30	2004	2003	2002	2001	2000
Net sales	$18,081	$31,215	$31,440	$32,983	$33,210
Gross profit	6,152	11,375	10,917	13,623	14,822
% of sales	34.0%	36.4%	34.8%	41.3%	44.6%
Operating expenses	13,956	15,740	20,327	22,611	17,311
% of sales	77.2%	50.4%	64.7%	68.6%	52.1%
Income (loss) from operations	(7,804)	(4,365)	(9,410)	(8,988)	(2,489)
% of sales	(43.2)%	(14.0)%	(29.9)%	(27.3)%	(7.5)%
Other income, net	426	450	956	1,866	1,992
Income tax expense (benefit)	—	—	(1,950)	440	(188)
Net income (loss)	$(7,378)	$(3,915)	$(6,504)	$(7,562)	$(309)
Shares used to calculate net income (loss) per share
Basic	4,717	4,676	4,895	5,050	4,990
Diluted	4,717	4,676	4,895	5,050	4,990
Net income (loss) per share—Basic	$(1.56)	$(.84)	$(1.33)	$(1.50)	$(.06)
Diluted	$(1.56)	$(.84)	$(1.33)	$(1.50)	$(.06)

SELECTED CONSOLIDATED BALANCE SHEET DATA

September 30	2004	2003	2002	2001	2000
Working capital	$20,318	$25,972	$27,029	$29,392	$33,643
Total assets	25,162	32,336	28,115	44,679	51,781
Shareholders’ equity	20,857	27,986	32,238	39,530	47,287

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

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

We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.  In the third quarter of fiscal 2004, we recorded an adjustment of $900,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during prior years.

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

OVERVIEW

We are a leading provider of digital media workflow solutions.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are broadcast and entertainment, which include applications in digital broadcast and film and video production; and military and government, which include applications involving the data capture, processing and dissemination of surveillance images and medical imaging picture archives.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences and digital prepress.

The following table sets forth certain items from Ciprico’s consolidated statement of operations, as a percentage of net sales for the years ending September 30.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.0	63.6	65.2
Gross profit	34.0	36.4	34.8

Operating expenses:
Research and development	28.5	19.9	27.9
Sales and marketing	25.4	21.3	27.7
General and administrative	9.5	7.6	7.9
Restructuring charges	13.8	1.6	1.2
Total operating expenses	77.2	50.4	64.7
Loss from operations	(43.2)%	(14.0)%	(29.9)%

NET SALES:

Comparative information on sales by market are shown in the charts below (in millions).

	2004		2003		2002
Market	Sales	% of Total	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$8.5	46.9%	$20.1	64.4%	$15.0	47.8%
Military & Government	8.9	49.2	10.6	34.0	14.9	47.4
Other	0.7	3.9	0.5	1.6	1.5	4.8
Total	$18.1	100.0%	$31.2	100.0%	$31.4	100.0%

Sales for 2004 were approximately $18.1 million, a decrease of 42% from 2003 sales, which decreased 1% from 2002 levels.

Sales in the Broadcast segment decreased 58% in 2004 versus an increase of 34% in 2003 from 2002.  We believe the decrease in 2004 was the result of lost business from competitive effects at each of our larger broadcast OEMs and, to a lesser extent, the result of softer demand within the broadcast industry.  The increase in 2003 came substantially from increased sales to three larger OEM customers that collectively accounted for $17.8 million or 57% of our sales in fiscal 2003.

Sales in the Military and Government market decreased 16% in fiscal 2004 versus a decrease of 29% in 2003 as compared with 2002.  The decrease in fiscal 2004 and 2003 reflects reduced spending levels from system integrators associated with defense related programs due in part to the military action in the Middle East.   In 2004, we shipped approximately $1.2 million of our TALON product compared to $800,000 in 2003, to new and existing customers in the Military segment.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  We believe our sales in this segment have been adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified. Sales in the Military segment have historically fluctuated between years due to the timing of spending on defense-related programs.

The sales in the other market segments during the past three years primarily reflects demand from customers in some of our legacy markets such as geoscience, medical imaging and digital prepress.

We believe that our revenue growth in the future is dependent on our ability to provide new products and expand the applications of our products into targeted market segments.  The DiMeda family of products was released in 2002 and accounted for $3.2 million and $851,000 in sales for 2004 and 2003, respectively.  In 2003, we released the FibreSTORE 2210 which accounted for $5.2 million in sales for 2004, $5.0 million in 2003 and $1.6 million in 2002.  The NETarray family of products was released in fiscal 2000. Sales from NETarray products were approximately $5.5 million in 2004, $16.3 million in 2003 and $11.9 million in 2002.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 34.0% in 2004, 36.4% in 2003 and 34.8% in 2002.  The decrease in 2004 can primarily be attributed to unfavorable overhead absorption due to lower unit volumes and the impact of a third quarter charge of $900,000 to cost of sales and inventory to reduce certain legacy product to market value.  The increase in margins between 2002 and 2003 are primarily a result of improved efficiencies and overhead absorption due to increased unit volumes and the impacts from expense reduction efforts in the prior year.  In the fourth quarter of 2002, we recorded a non-recurring adjustment of $700,000 to reduce certain legacy product inventory to market value.

Gross profit on product sales is highly dependent on the cost of disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost reductions to meet continued competitive pricing pressures. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2005. We intend to partially offset these margin pressures through new product introductions and cost reductions.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses decreased approximately $1.1 million or 17% in 2004 compared to a decrease of $2.6 million or 29% in 2003 versus 2002.  The decreases in 2004 and 2003 are primarily a result of decreased prototype spending on development projects, a continued shift towards software development activities and reduced staffing levels between years.  We currently do not materially sell software separately from our hardware.

We expect that research and development expenses will decrease slightly in absolute dollars in fiscal 2005 based on reduced staffing levels implemented in the second half of fiscal 2004.

SALES AND MARKETING EXPENSES:

Sales and marketing expenses decreased approximately $2.0 million or 31% in 2004 versus a decrease of $2.1 million or 24% in 2003 compared to 2002.  The reduction in both years reflects reduced headcount between years resulting from our restructuring efforts implemented in each of the past three fiscal years, which included the closure of our international sales offices.  In addition, the reduction in expenses during fiscal 2004 and 2003 reflects reduced spending on trade show and promotional activities.  We expect these expenses to decrease slightly in absolute dollars during fiscal 2005 as a result of cost reductions implemented during the third quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses decreased approximately $683,000 or 29% in 2004.  This reduction is a result of restructuring efforts implemented during the third quarter of fiscal 2004, a reduction in the allowance for bad debt and a reduction in legal expenses.  Expenses decreased approximately $103,000 between 2003 and 2002.  We expect general and administrative expenses to increase in fiscal 2005 due to anticipated higher insurance costs and increased accounting and audit fees related to Sarbanes-Oxley section 404 compliance.

RESTRUCTURING:

During the third quarter of 2004, we implemented a workforce reduction of 40%.  As a result of the restructuring, we recorded a charge of $3.4 million, of which approximately $1.1 million is employee termination costs and $1.4 million is related to the abandonment of a portion of Ciprico’s headquarter facility and the write down of certain fixed assets.   In addition the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain legacy product inventory to market value.  These restructuring efforts are expected to result in annualized cost reductions of approximately $3.8 million.

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

OTHER INCOME:

Other income of $426,000, $450,000 and $956,000 in fiscal 2004, 2003 and 2002, respectively, is primarily attributable to interest income on cash and marketable securities. The decrease between all years reflects overall lower interest rates on lower average cash and investment balances.

INCOME TAX EXPENSE:

For fiscal 2004 and 2003, no income tax benefit was recognized, as we do not expect to realize any current income tax benefits.  For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to federal income tax refunds received or expected to be received under the provisions of the Job Creation and Worker Assistance Act of 2002.  The effective income tax expense (benefit) was 0% in 2004, 0% in 2003 and (23.0%) in 2002. See Note 3 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2004, we had a total of cash, cash equivalents, marketable securities and asset-backed short term investments of $21.3 million compared to $22.0 million at the end of 2003 and $27.0 million at the end of 2002.

Cash flows used in operating activities were $299,000, $3.4 million and $898,000 in 2004, 2003 and 2002, respectively. The use of cash in all years reflects the net loss and the impacts of depreciation and changes working capital.   The change between years primarily reflects fluctuations in working capital levels between years.  Capital expenditures were $380,000, $1.2 million and $1.3 million in 2004, 2003 and 2002, respectively. We anticipate that capital expenditures for 2005 will approximate between $250,000 and $500,000 due primarily to anticipated spending on product development activities. There were no shares repurchased in fiscal 2004.  During 2003 and 2002, we repurchased 198,000 and 221,000 shares, respectively, at a total cost of approximately $692,000 and $972,000, respectively.  The total amount authorized to be expended under the stock buyback program is $12.0 million.  As of September 30, 2004, 1,037,035 shares of common stock have been repurchased for $7.8 million.

Despite the cost reduction efforts implemented during 2004, we expect to incur an operating loss in fiscal 2005 due to continued investments expected in new product development.  We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, and share repurchases, as well as any potential acquisitions in fiscal 2005.

During fiscal 2002, we signed a 7-year operating lease for a new corporate headquarters, which commenced in October 2002.  The lease provides for base rental payments of approximately $335,000 for the first thirty-six (36) months with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination after 3 and 5 years.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  In connection with the restructuring charges recorded in fiscal 2004 (as discussed in Note 2 Restructuring Activity) we expensed approximately $1.0 million of the lease obligation for the corporate headquarters.  As a result, rent expense will be decreased by approximately $273,000, $284,000 and $294,000 for the fiscal years 2005, 2006 and 2007, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

There have been no accounting pronouncements relevant to the Company since the end of fiscal year 2003.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Ciprico Inc. and Subsidiary

Amounts in thousands

September 30	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,394	$5,159
Marketable securities and short term investments	16,946	16,766
Accounts receivable, less allowance of $401 in 2004 and $652 in 2003	1,665	4,016
Inventories	1,330	3,928
Other current assets	288	453
Total current assets	24,623	30,322

PROPERTY AND EQUIPMENT, AT COST:
Furniture and fixtures	501	698
Equipment	4,991	11,995
Leasehold improvements	632	688
	6,124	13,381
Accumulated depreciation and amortization	(5,626)	(11,409)
Net property and equipment	498	1,972

OTHER ASSETS	41	42
	$25,162	$32,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,432	$2,151
Accrued compensation	537	621
Warranty accrual	240	387
Accrued restructuring	1,217	121
Other accrued expenses	587	758
Deferred revenue	292	312
Total current liabilities	4,305	4,350

COMMITMENTS	—	—

SHAREHOLDERS` EQUITY:
Common stock, 4,738,595 shares and 4,677,835 shares issued and outstanding in 2004 and 2003	47	47
Additional paid-in capital	35,118	34,840
Retained deficit	(14,259)	(6,881)
Deferred compensation from restricted stock	(49)	(20)
Total shareholders’ equity	20,857	27,986
	$25,162	$32,336

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

Ciprico Inc. and Subsidiary

Amounts in thousands, except per share amounts

Years ended September 30	2004	2003	2002
Net sales	$18,081	$31,215	$31,440
Cost of sales	11,929	19,840	20,523
Gross profit	6,152	11,375	10,917
Operating expenses:
Research and development	5,154	6,214	8,767
Sales and marketing	4,597	6,638	8,699
General and administrative	1,705	2,388	2,491
Restructuring charges	2,500	500	370
Total operating expenses	13,956	15,740	20,327
Loss from operations	(7,804)	(4,365)	(9,410)

Other income, primarily interest	426	450	956
Loss before income taxes	(7,378)	(3,915)	(8,454)

Income tax benefit	—	—	(1,950)
Net loss	$(7,378)	$(3,915)	$(6,504)
Shares used to calculate net loss per share:
Basic and diluted	4,717	4,676	4,895

Net loss per share:
Basic and diluted	$(1.56)	$(0.84)	$(1.33)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Ciprico Inc. and Subsidiary

Amounts in thousands, except share data

Years ended September 30, 2004, 2003 and 2002	Shares	Common stock and additional paid-in- capital	Translation Adjustment	Retained earnings (deficit)	Deferred compensation from restricted stock	Total

Balance, September 30, 2001	4,979,703	$36,082	$(19)	$3,538	$(71)	39,530
Employee plan stock purchases	48,251	221	—	—	—	221
Restricted stock issued	5,153	24	—	—	(24)	—
Cumulative unrealized translation gain	—	—	(100)	—	—	(100)
Amortization of restricted stock	—	—	—	—	63	63
Net loss	—	—	—	(6,504)	—	(6,504)
Repurchase of common stock	(220,940)	(972)	—	—	—	(972)
Balance, September 30, 2002	4,812,167	35,355	(119)	(2,966)	(32)	32,238

Employee plan stock purchases	44,338	146	—	—	—	146
Exercise of employee stock options	12,825	51	—	—	—	51
Restricted stock issued	6,500	27	—	—	(27)	—
Cumulative unrealized translation loss	—	—	(61)	—	—	(61)
Realization of translation loss	—	—	180	—	—	180
Amortization of restricted stock	—	—	—	—	39	39
Net loss	—	—	—	(3,915)	—	(3,915)
Repurchase of common stock	(197,995)	(692)	—	—	—	(692)
Balance, September 30, 2003	4,677,835	34,887	—	(6,881)	(20)	27,986

Employee plan stock purchases	24,760	117	—	—	—	117
Exercise of employee stock options	16,250	61	—	—	—	61
Restricted stock issued	19,750	100	—	—	(100)	—
Amortization of restricted stock	—	—	—	—	71	71
Net loss	—	—	—	(7,378)	—	(7,378)
Balance, September 30, 2004	4,738,595	$35,165	$—	$(14,259)	$(49)	$20,857

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Ciprico Inc. and Subsidiary

Amounts in thousands

Years ended September 30	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(7,378)	$(3,915)	$(6,504)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,278	1,802	2,631
Loss on disposal of equipment	576	—	—
Unrealized translation (gain) loss.	—	(61)	(100)
Realized translation loss	—	180	—
Compensation related to stock transactions	(29)	39	63
Changes in operating assets and liabilities:
Accounts receivable	2,351	(426)	251
Inventory	2,598	(783)	2,109
Other assets	352	457	(156)
Accounts payable	(719)	(573)	154
Accrued expenses	692	(868)	549
Income taxes	—	789	80
Deferred revenue	(20)	(86)	25
Net cash flows used in operating activities	(299)	(3,445)	(898)
Cash Flows from Investing Activities:
Equipment purchases	(380)	(1,166)	(1,335)
Purchase of marketable securities	(23,439)	(26,392)	(34,460)
Proceeds from sale or maturity of marketable securities	23,175	30,244	37,480
Net cash flows provided by (used in) investing activities	(644)	2,686	1,685
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	178	197	221
Repurchase of common stock	—	(692)	(972)
Net cash flows provided by (used in) financing activities	178	(495)	(751)
Net Increase (Decrease) in Cash and Cash Equivalents	(765)	(1,254)	36
Cash and Cash Equivalents at Beginning of Year	5,159	6,413	6,377
Cash and Cash Equivalents at End of Year	4,394	5,159	6,413
Marketable Securities—Current	16,946	16,766	18,071
Marketable Securities—Long-term	—	—	2,547
Total Cash and Investments at End of Year	$21,340	$21,925	$27,031

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Non-cash activity:

Common stock awards issued under the Company’s Restricted Stock Plan totaled $100,000, $29,000, and $24,000 in 2004, 2003 and 2002.  The issuance resulted in an increase in additional paid-in capital and deferred compensation from restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiary - September 30, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. and subsidiary (the Company) is the design, manufacture and marketing of high-performance, direct-attached and networked storage solutions for digital media applications.

CONSOLIDATION: The accompanying consolidated financial statements for fiscal 2003 and 2002 include the accounts of Ciprico Inc. and its wholly owned subsidiary, Ciprico International Limited. All significant intercompany balances and transactions have been eliminated.  In the fourth quarter of 2003, the company closed its European sales office and as such no consolidation was necessary for 2004.

ACCOUNTING ESTIMATES: In the preparation of the Company’s consolidated financial statements in accordance with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenue and expenses. Actual results could differ from those estimates used by management.

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

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition.  Activity into the warranty account is as follows for the years ended September 30, 2004, 2003 and 2002:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

September 30, 2004	$387,000	$92,000	$(239,000)	$240,000
September 30, 2003	502,000	140,000	(255,000)	387,000
September 30, 2002	423,000	296,000	(217,000)	502,000

Deductions represent warranty work performed during the year.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

INVENTORY: Inventory is stated at the lower of cost or replacement market. Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  In the third quarter of 2004 the Company recorded an adjustment of $900,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during prior fiscal years.  Inventory consists of the following (in thousands) at September 30:

	2004	2003
Finished Goods	$995	$967
Work-In-Process	125	567
Raw Materials	210	2,394
	$1,330	$3,928

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2004 and 2003 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper.  The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

ACCOUNTS RECEIVABLE: The majority of the Company’s accounts receivables are due from companies in the broadcast industry in addition to military and government contractors.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowances by considering a number of factors, including the length of time receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industries as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

September 30, 2004	$652,000	$—	$(118,000	)(A)	$(133,000	)(B)	$401,000
September 30, 2003	560,000	92,000	—		—		652,000
September 30, 2002	409,000	151,000	—		—		560,000

(A)- Represents the reversal of an over accrual of the accounts receivable allowance.

(B) - Deductions represent accounts receivable written-off during the year.

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

Amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands) at September 30:

	2004	2003
Current
Commercial Paper	$14,055	$14,290
U.S. Government Agencies	—	1,502
Asset-backed investments	2,891	974
	$16,946	$16,766

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

STOCK OPTION PLANS: The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and expire up to 10 years from the date of grant.  The Company uses the intrinsic value method in accounting for its plans.  No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value method to its stock-based employee compensation.

		2004	2003	2002
Net loss, as reported		$(7,378)	$(3,915)	$(6,504)
Deduct:	Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(442)	(481)	(600)
Pro forma net loss		$(7,820)	$(4,396)	$(7,104)

Net loss per share
	Basic and Diluted – as reported	$(1.56)	$(0.84)	$(1.33)
	Basic and Diluted – pro forma	$(1.66)	$(0.94)	$(1.45)

The weighted average fair value of options granted in 2004, 2003 and 2002 was $1.41, $1.46 and $1.46 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: no dividend yield; risk-free rate of return of 2.6%, 1.7% and 3.1%, respectively; volatility of 38.5%, 46.0% and 46.1%, respectively; and an average term of 3.0 years.  These effects may not be representative of the future effects of applying the fair value method.

FOREIGN CURRENCY: The financial statements of Ciprico International Limited were translated into U.S. dollars at the year-end exchange rate, while income and expenses are translated at the average exchange rates during the year.  Included in the restructuring charge in fiscal 2003 is a non-cash charge of $180,000 of cumulative foreign currency translation adjustments recognized in connection with the closure of Ciprico International Limited.

NEW ACCOUNTING PRONOUNCEMENTS:  There have been no accounting pronouncements relevant to the Company since the end of fiscal year 2003.

2. RESTRUCTURING ACTIVITY

During the third quarter of 2004, we implemented a workforce reduction of 40%.  As a result of the restructuring, we recorded a charge of $3.4 million, of which approximately $1.1 million is employee termination costs, $1.0 million is related to the abandonment of a portion of Ciprico’s headquarter facility and $400, 000 related to the write down of certain fixed assets.   In addition the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain legacy product inventory to market value.

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

Employee termination costs consist primarily of severance payments for terminated employees. The facility closure and related costs consist of lease termination costs related to the closing of the international sales offices, write down of certain fixed assets and the abandonment of a portion of our headquarter facility.

The following is a summary of the accrued restructuring activity (in thousands):

Years ended September 30, 2004, 2003 and 2002	Employee Termination Costs	Facility closure and related costs	Total
Balance, September 30, 2001	$284	$157	$441

Restructuring Charges	328	42	370
Amounts Utilized	(284)	(157)	(441)
Balance, September 30, 2002	328	42	370

Restructuring Charges	320	180	500
Amounts Utilized	(527)	(222)	(749)
Balance, September 30, 2003	121	—	121

Restructuring Charges	1,100	1,400	2,500
Amounts Utilized	(924)	(480)	(1,404)
Balance, September 30, 2004	$297	$920	$1,217

3. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2004	2003	2002
Current:
Federal	$—	$—	$(1,927)
State	—	9	6
Foreign	—	(9)	(29)
	—	—	(1,950)

Deferred	—	—	—
	$—	$—	$(1,950)

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets are as follows (in thousands):

As of September 30	2004	2003
Current deferred tax assets:
Inventory	$290	$734
Allowance for doubtful accounts	149	240
Warranty accrual	89	142
Loss and credit carryforwards	6,861	4,546
Compensation accrual	188	208
Other	512	52
Less – valuation allowance	(8,089)	(5,922)
Current deferred tax asset	—	—

Long-term deferred tax assets:
Depreciation	1,179	835
Less – valuation allowance	(1,179)	(835)
Long-term deferred tax asset	—	—
	$—	$—

At September 30, 2004, the Company had net operating loss carry forwards of approximately $15.0 million, which expire in 2024, and general business credit carry forwards of approximately $1.3 million, which expire at various dates from 2016 to 2022.

For 2002 the income tax benefit of $1.9 million reflects recognition of current income tax benefits related to Federal income tax refunds received under the provisions of the Job Creation and Worker Assistance Act of 2002. Of this amount approximately $1.1 million was received during fiscal 2002 and approximately $800,000 was received in fiscal 2003.  The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(3.1)	(3.4)	(2.4)
Change in valuation allowance	34.0	35.9	11.7
Permanent difference – foreign subsidiary liquidation adjustment	3.1	—	—
Foreign tax rate differential	—	—	.3
Meals and entertainment	—	—	.1
Other, net	—	1.5	1.3
	—%	—%	(23.0)%

Cash received (paid) for income taxes was approximately $0 in 2004, $789,000 in 2003 and ($13,000) in 2002.

4. SHAREHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

During 1998, the Company initiated a stock buyback program of up to $6.0 million, which was increased by $6.0 million in 2001, bringing the total amount allowed to be expended under the plan to $12.0 million. There were no shares repurchased in fiscal 2004.  During 2003 and 2002 the Company repurchased 198,000 and 221,000 shares respectively.  As of September 30, 2004, 1,037,035 shares of common stock have been repurchased for $7.8 million.

Stock Option Exchange

On December 4, 2002 the Company accepted for exchange stock options to purchase 159,500 shares of common stock granted under the Ciprico Inc. 1999 Amended and Restated Stock Option Plan pursuant to a Tender Offer Statement on Schedule TO dated November 4, 2002 (“Schedule TO”) offered to certain eligible employees (the “exchange”).    The exchange was offered to non-management employees who held stock options effective October 25, 2002 with an exercise price of $7.00 per share or more and expiring after January 1, 2004, who were option holders that had not received options after May 8, 2002.  On June 10, 2003, the Company granted options to purchase 127,600 shares of common stock at a price of $5.75. There was no compensation expense recognized as a result of this exchange.

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

Stock Options

Option transactions under the Company’s stock option plans during the three years ended September 30, 2004 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2001	1,206,875	$9.55
Granted	216,250	4.22
Canceled	(272,500)	11.71
Outstanding at September 30, 2002	1,150,625	8.07
Granted	279,800	4.39
Exercised	(12,825)	4.00
Canceled	(481,275)	8.73
Outstanding at September 30, 2003	936,325	6.70
Granted	344,500	4.84
Exercised	(16,250)	3.77
Canceled	(352,900)	6.84
Outstanding at September 30, 2004	911,675	6.04
Options exercisable at September 30:
2002	604,851	$9.65
2003	494,063	8.42
2004	516,675	7.19

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.82	–	4.23	233,125	2.5 years	$3.52	109,875	$3.63
4.40	–	6.60	392,300	3.9 years	5.13	134,300	5.37
7.17	–	10.76	224,750	1.1 years	8.76	211,000	8.86
11.00	–	12.88	61,500	0.3 years	11.72	61,500	11.72
			911,675			516,675

At September 30, 2004, the Company had 490,819 shares reserved for future issuance under the plan.

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (“ESPP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 200,489 shares have been issued. At September 30, 2004, the Company had 49,511 shares reserved for future issuance under the ESPP.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers, directors and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 74,773 shares have been issued. At September 30, 2004, the Company had 68,380 shares reserved for future issuance under the RSP.

5. EMPLOYEE BENEFIT PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2004, 2003 and 2002 were approximately $180,000, $220,000 and $262,000.

6. SEGMENT INFORMATION

The Company has no material long-lived assets outside of the United States.

Sales to significant customers at September 30: as a percentage of net sales, are as follows:

	2004	2003	2002
Customer A	35%	40%	17%
Customer B	2	9	12
Customer C	9	8	11
Customer D	8	7	10
	54%	64%	50%

Receivables from significant customers at September 30, are as follows (in thousands):

	2004	2003	2002
Customer A	$956	$2,294	$876
Customer B	56	42	175
Customer C	102	321	892
Customer D	243	471	57
	$1,357	$3,128	$2,000

The Company operates in a single reportable segment.

7. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through October 2009.  Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2005	$363
2006	344
2007	354
2008	361
2009	361
Thereafter	—
$1,783

For the years ended September 30, 2004, 2003, and 2002, operating lease expenses were $405,000, $414,000 and $510,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS – CIPRICO INC.

We have audited the accompanying balance sheets of Ciprico Inc. and subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc and subsidiary as of September 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Ciprico Inc. and subsidiary for each of the three years in the period ended September 30, 2004.  In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth.

/s/ GRANT THORNTON LLP (typed)
Minneapolis, Minnesota
October 22, 2004

QUARTERLY FINANCIAL DATA

(unaudited) amounts in thousands, except per share amounts

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net sales	$6,042	$4,186	$4,588	$3,265	$18,081
Net loss	(892)	(1,618)	(4,275)	(593)	(7,378)
Net loss per share—diluted	(.19)	(.34)	(.90)	(.13)	(1.56)

2003
Net sales	$8,112	$8,571	$8,431	$6,101	$31,215
Net loss	(683)	(675)	(992)	(1,565)	(3,915)
Net loss per share—diluted	(.14)	(.14)	(.21)	(.33)	(.84)

2002
Net sales	$7,215	$8,110	$9,081	$7,034	$31,440
Net loss	(2,492)	(1,049)	(1,893)	(1,070)	(6,504)
Net loss per share—diluted	(.50)	(.21)	(.39)	(.22)	(1.33)

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time period covered by this report.  There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

The following information was not reported in a form 8-K during the fourth quarter of fiscal 2004.

On September 30, 2004, Robert H. Kill and the Company entered into a Separation Agreement in connection with his resignation as President and Chief Executive Officer.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position(s)

Robert H. Kill	57	Chairman of the Board

Thomas F. Burniece	63	Director

Mark D. Griffiths	44	Director

Michael M. Vekich	57	Director

Gary L. Hokkanen	58	Director

James W. Hansen	49	Chief Executive Officer, Director

Thomas S. Wargolet	41	Vice President - Finance, Chief Financial Officer and Secretary

The Certificate of Incorporation and Bylaws of the Company provide that the Board of Directors shall consist of not less than three directors and not more than seven directors, that the number of directors to be elected shall be determined by the shareholders at each annual meeting, and that the number of directors may be increased by the Board between annual meetings.  The Certificate of Incorporation also provides for the election of three classes of directors with terms staggered so as to require the election of only one class of directors each year.  Officers are elected annually by and serve at the discretion of the Board of Directors.  Following is information about the Board of Directors and executive officers of the Company:

Robert H. Kill, (Class III, term ending at 2006 Annual Meeting), age 57, was elected Chairman of the Board in March 2004 and had previously held that position from June 1996 to November 2000.  Mr. Kill has been a director since September 1987.  Mr. Kill had also served as the Chief Executive Officer of the Company from January 1996 to March 2004 and as President from March 1988 to March 2004.  Mr. Kill held several marketing and sales positions at Northern Telecom, Inc. from 1979 to 1986, his last position being Vice President, Terminals Distribution.

Thomas F. Burniece, (Class II, term ending at 2005 Annual Meeting), age 63, has been a director of the Company since November 1999, and was Chairman of the Board from November 2000 through January 2003.  Mr. Burniece is currently a Senior Vice President at COPAN Systems, a privately held company developing a unique disk-based replacement for tape.  Prior to COPAN, Mr. Burniece was a partner in In-fusion, LLC, a consulting firm specializing in business development for companies in the networked storage market, as well as owner and President of Thomas Burniece Consulting. Mr. Burniece was Chief Executive Officer from April 1997 until December 2000 of Voelker Technologies, Inc., a private company developing an intelligent physical layer switching product.  In addition, in June 1998 he co-founded and served as the original Chief Executive Officer, as well as a director until May 2001 of Rutilus Software, Inc., a private company developing a unique, centrally-managed approach to the backup of network-attached desktop computers.  Mr. Burniece has also served as a board member or as an advisor to a number of other small private companies across several high technology markets.  His previous experience includes senior management positions at Maxtor, Digital Equipment Corporation and Control Data Corporation.

Michael M. Vekich, (Class I, term ending at 2007 Annual Meeting), age 57, has been director of the Company since December 2002.  Mr. Vekich has served as Chief Executive Officer of Vekich Associates since 1998 and as Chief Executive Officer of Vekich Arkema & Company from 1979 to 1998.  Prior to 1979 he held various management consulting positions.  A Certified Public Accountant, he serves as a financial and business advisor to several public and private company boards.  He has also served as a director on a number of boards of private companies and not-for-profit institutions.

Mark D. Griffiths, (Class III, term ending at 2006 Annual Meeting), age 44, has been a director of the Company since May 2001.  Mr. Griffiths has been Vice President of Security Services at Verisign, Inc. since August 2003.  From May

1997 to October 2001 he held several positions at VERITAS Software, his latest position being Vice President of Corporate Marketing.  Prior to joining VERITAS Software, Mr. Griffiths also held the position of Director of Product Marketing for the Internet Division of Cisco Systems from September 1996 to May 1997.  Prior to Cisco, Mr. Griffiths spent nine years at Novell Inc., culminating his career there as the Director of Marketing for Novell’s Internet Commerce Division.

Gary L. Hokkanen, (Class II, term ending at 2005 Annual Meeting), age 58, was appointed by the Board on June 24, 2004, to fill the remainder of the term left vacant by the resignation of Thomas G. Hudson.  Mr. Hokkanen is currently Chief Operating Officer of the Carlson Marketing Group.  From 1984 through 2002 Mr. Hokkanen owned The Cynergi Group, Inc., a contract executive consulting company.  Mr. Hokkanen's assignments with The Cynergi Group included:  President of Wam!Net, Inc. from 1999 to 2001 and Chief Executive Officer of The Miner Group, Inc. from 1997 to 1999.  Mr. Hokkanen is a graduate of the Advanced Management Program at Harvard University and earned a B.S. degree in electronic intelligence from the Presidio at Monterey.

James W. Hansen, (Class I, term ending at 2007 Annual Meeting), age 49, has been Chief Executive Officer since September 2004 and a director of the Company since April 2001.  Mr. Hansen also served as Chairman of the Board from January 2003 to March 2004, and Interim Chief Executive Officer from March 2004 to September 2004.  Since 1992 Mr. Hansen has served as an investor, director, president or vice president of several private companies in medical services and technology.  Mr. Hansen was President, CEO and Treasurer of E.mergent Incorporated (NASDAQ: EMRT) from November 1996 and Chairman of the Board of Directors from May 1997 until the sale of the company in May 2002.  From 1986 to 1992 he was Senior Vice President and General Manager of the pension division of Washington Square Capital, a Reliastar Company, a NYSE-traded financial services company now known as ING Reliastar.  From 1983 to 1986 he was Vice President of Apache Corporation, a NYSE-traded oil and gas exploration company.    From 1979 to 1983, Mr. Hansen was a teacher and management consultant.  He has also served as a director of three public companies and has taught in the MBA program at the University of St. Thomas since 1984.

Thomas S. Wargolet has been Vice President of Finance and Chief Financial Officer since October 2000.  Prior to joining Ciprico he was Vice President – Finance / CFO of TeeMaster.com, an internet provider of golf reservation services since October 1999.  From January 1999 to October 1999 he served as Vice President - Finance and Operations of Vicom, Incorporated, a provider of telecommunications services.  From 1996 to 1998, Mr. Wargolet was Chief Financial Officer and Secretary of ENStar Inc., a publicly traded company with various network technology businesses.  From 1989 to 1996, Mr. Wargolet served as Corporate Controller of North Star Universal, Inc. a publicly traded holding company and Vice President – Finance and Operations of Americable, Inc. (subsidiary of North Star), a distributor of connectivity products.  From 1985 to 1989, he was with Arthur Andersen & Co. in Minneapolis.  Mr. Wargolet is a Certified Public Accountant.

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

Based upon a review of the copies of such reports furnished to or obtained by the Company and upon other information known to the Company, the Company believes that during the fiscal year ended September 30, 2004, all filing requirements applicable to its directors, officers or beneficial owners of more than 10% of the Company’s outstanding shares of Common Stock were complied with, with the exception of a late filing of a Form 4 that reported two transactions for Mr. Burniece.

CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted the Ciprico Code of Ethics and Business Conduct (the “Code of Conduct”), a code of conduct that applies to our employees, officers and directors.  The Code of Conduct is publicly available on our website at http://www.ciprico.com.  If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver from a provision of the Code of Conduct to our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and to the other executive officers whose total salary and bonus for fiscal 2004 exceeded $100,000.

		ANNUAL COMPENSATION					LONG-TERM COMPENSATION
							Awards			Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)		LTIP Payouts ($)	All Other Compensation ($)(1)
James W. Hansen (2)	2004	—		—	60,000	(3)	—	25,000	(3)	—	—
President and CEO

Robert H. Kill,	2004	227,500	(4)	—	—		—	20,000		—	8,641
Former – President	2003	202,500	(4)	—	—		—	25,000		—	2,681
and CEO	2002	195,000		—	—		—	20,000		—	3,671

Thomas S. Wargolet	2004	146,000		—	—		5,110	22,000		—	4,533
Vice President -	2003	135,000		—	—		—	15,000		—	4,050
Finance and CFO	2002	135,000		—	—		—	15,000		—	4,050

Robert G. Brown,	2004	98,422		—	123,422	(5)	4,970	10,000		—	3,642
Former - Vice	2003	185,333		—	—		—	10,000		—	5,407
President of Sales	2002	204,379		—	—		—	15,000		—	6,437

(1)  Amounts reflect Company contributions to the Company’s Savings Plan, a 401(k) plan.

(2)  Mr. Hansen served as the Company’s Interim Chief Executive Officer in fiscal 2004 and was appointed as President and CEO on September 30, 2004, and as such there were no amounts for 2003 and 2002.

(3)  Amounts paid to The Hansen Company as compensation for serving as the Company’s Interim Chief Executive Officer.

(4)  Includes amounts for time earned but not taken pursuant to the Company’s paid time off policy.

(5) Severance related payments in connection with the termination of Mr. Brown’s Employment in April of 2004.

OPTION GRANTS DURING 2004 FISCAL YEAR

The following table sets forth information regarding stock options granted to the named executive officers during the fiscal year ended September 30, 2004. The Company has not granted stock appreciation rights.

						POTENTIAL
						REALIZABLE VALUE
	NUMBER OF		% OF TOTAL			AT ASSUMED ANNUAL
	SECURITIES		OPTIONS/SARS			RATES OF STOCK
	UNDERLYING		GRANTED TO			PRICE APPRECIATION
	OPTIONS/SARS		EMPLOYEES IN	EXERCISE OR BASE	EXPIRATION	FOR OPTION TERM
NAME	GRANTED (#)		FISCAL YEAR	PRICE ($/SH)	DATE	5% ($)	10% ($)

James W. Hansen	25,000	(1)	7.3%	$4.80	04/28/09	33,154	73,261

Robert H. Kill	20,000	(2)	5.8%	$5.10	12/12/08	28,181	62,272

Thomas S. Wargolet	12,000	(3)	3.5%	$5.11	11/11/08	16,942	37,436
	10,000	(1)	2.9%	$4.80	04/28/09	13,262	29,304

Robert G. Brown	10,000	(3)	2.9%	$5.11	11/11/08	14,118	31,197

(1)   Such option is exercisable April 28, 2005.

(2)   Such option is exercisable annually as to 25% of the total number of shares, commencing December 12, 2005.

(3)   Such option is exercisable annually as to 25% of the total number of shares, commencing November 11, 2005.

AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 2004 AND FISCAL YEAR END OPTION VALUES

The following table provides information related to options exercised by the named executive officers during fiscal 2004 and the number and value of options held at fiscal year end.

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF UNEXERCISED OPTIONS/SARS AT FY-END(#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS/SARS AT FY-END ($) EXERCISABLE/ UNEXERCISABLE (1)
James W. Hansen	0	N/A	0 / 25,000	0 / 0

Robert H. Kill	0	N/A	75,000 / 50,000	3,750 / 11,250

Thomas S. Wargolet	0	N/A	48,750 / 53,250	2,813 / 8,483

Robert G. Brown	0	N/A	20,000 / 30,000	2,813 / 8,438

(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company’s Common Stock on September 30, 2004.  The closing price of the Company’s Common Stock on that day on the NASDAQ Stock Market was $3.64.  Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

OTHER COMPENSATION ARRANGEMENTS

Effective March 18, 2004, the Company entered into a Management Agreement (the “Agreement”) with The Hansen Company, a management consulting firm 100% owned by Mr. James Hansen, for Mr. Hansen to act as Interim Chief Executive Officer of the Company for a six (6) month period which may be extended at the discretion of the Board.  The Hansen Company received a fee of $60,000 for services under the Agreement plus reimbursement of travel and out-of-pocket expenses.

Effective September 30, 2004, the Company entered into an Employment Agreement and Change of Control Agreement with James W. Hansen to serve as Chief Executive Officer (“Executive”) of the Company.  The term of employment shall continue for an initial term of two (2) years (“Initial Term”).  As base compensation for all services to be rendered by the Executive under this Agreement during the Term of Employment, the Company shall pay to Executive a minimum monthly base salary of $11,500 per month for the first twelve (12) months and $12,333 per month for the second twelve (12) months of the Initial Term, which salary shall be paid in accordance with the Company’s normal payroll procedures and policies and be reviewed annually by the Board of Directors. In addition, the Company will pay The Hansen Company, an affiliate of Executive, $1,000 per month for the first twelve (12) months of the Initial Term and $1,250 per month for the second twelve (12) months of the Initial Term for strategic planning services.  Mr. Hansen has also entered into a Change of Control Agreement (“Agreement”) with the Company.  In the event that Mr. Hansen’s employment is terminated without good cause or he should voluntarily terminate such employment with good reason within a twelve (12) month period following a change in control of the Company, the agreement provides for a lump sum severance payment equal to twelve (12) months of current base salary.

Robert H. Kill, the Company’s former President and Chief Executive Officer had an Employment Agreement and Change of Control Agreement with the Company. The Employment Agreement had a two-year term and was renewable at the discretion of the Board of Directors within a period one-year prior to the scheduled termination date of the agreement.  In connection with Mr. Kill’s resignation as President and Chief Executive Officer, Mr. Kill and the Company agreed in September 2004 to terminate his employment agreement in consideration for the payment to Mr. Kill of $16,250 monthly for a twelve (12) month period.  In addition, the Company agreed to pay, through September 2005, the entire premium for Mr. Kill’s health and dental insurance coverage under the Company’s group health and dental insurance plans.

Thomas S. Wargolet, the Company’s Vice President of Finance and Chief Financial Officer, has entered into a Severance Agreement (“Severance Agreement”) with the Company. In the event Mr. Wargolet’s employment is terminated without good cause or he should voluntarily terminate such employment with good reason, including termination within a twelve-month period following a change of control of the Company, the Severance Agreement provides for a lump sum severance payment equal to twelve (12) months of current base salary.

DIRECTOR COMPENSATION

Directors who are not employees of the Company receive $250 for each Board meeting attended in addition to a monthly fee and annual restricted share grant based on their respective committee participation on the Board.  Mr. Kill receives a monthly fee of $2,000 for his role as Chairman of Board.  Mr. Vekich receives a monthly fee of $1,000 and an annual grant of 1,000 restricted shares of common stock for his role as Chairman of the Audit and Human Capital committees.  Messrs. Burniece, Griffiths and Hokkanen receive a monthly fee of $500 and an annual grant of 500 restricted shares of common stock.   The restricted shares vest over a twelve (12) month period.  In addition, each non-employee director receives an annual stock option grant for 3,000 seven-year stock options at an exercise price equal to the closing price of the Company’s Common Stock on the date of grant, exercisable one year from the date of grant.

In addition, any director who is elected or re-elected to the Board, receives a seven-year stock option for 2,000 shares at an exercise price equal to the closing price of the Company’s Common Stock on the date of grant, exercisable one year from the date of grant along with a grant of 1,000 shares of restricted stock vesting over an 18-month period.

HUMAN CAPITAL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Committee Interlocks and Insider Participation.  The Human Capital Committee of the Board of Directors of the Company is currently composed of directors Thomas F. Burniece and Michael M. Vekich.  None of the members of the Committee is an employee or officer of the Company and none is affiliated with any entity other than the Company with which an executive officer of the Company is affiliated.

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

The Company’s executive officers participate in the Company’s stock option and restricted stock plans as well as the management cash bonus plan described above.  There were no cash bonuses earned by executive officers in fiscal 2004.

General. The Company provides medical and insurance benefits to its executive officers, which are generally available to all Company employees.  The Company has a savings plan in which all qualified employees, including the executive officers, may participate.  Each year the Company contributes to the savings plan an amount equal to fifty percent of the first six percent of gross wages for each employee who participates in the savings plan.  The company may contribute an additional two percent of gross wages based on the operating profit of the Company for the fiscal year and plan contributions by the individual employee.  The amount of perquisites allowed to executive officers, as determined in accordance with rules of the Securities and Exchange Commission, did not exceed 10% of salary in fiscal 2004.

Chief Executive Officer Compensation. Robert H. Kill served as the Company’s Chief Executive Officer until March 22, 2004.  Mr. Kill was paid $227,500 for fiscal 2004 and there were 20,000 options granted to Mr. Kill during fiscal 2004.

Chief Executive Officer Compensation.  James W. Hansen became the Interim Chief Executive Officer of the Company on March 18, 2004.  Mr. Hansen was paid $60,000 and was granted 25,000 options during his term as Interim Chief Executive Officer.  Mr. Hansen entered into an Employment Agreement naming him as the President and Chief Executive Officer on September 30, 2004.  Mr. Hansen’s base salary for fiscal 2005 is $138,000.  In addition, the Company will pay The Hansen Company, an affiliate of Mr. Hansen, $1,000 per month in fiscal 2005.

Summary. The Human Capital Committee annually reviews its compensation policies but anticipates generally continuing its policy of paying relatively moderate base salaries, basing bonuses on specific revenue and operating profit goals and granting stock options and restricted stock to provide long-term incentives.

MEMBERS OF THE HUMAN CAPITAL COMMITTEE
Thomas F. Burniece
Michael M. Vekich

STOCK PERFORMANCE CHART

The following chart compares the cumulative total shareholder return on the Company’s Common Stock with the S&P SmallCap 600 Index and the S&P Computer Storage & Peripherals Index.  The comparison assumes $100 was invested on September 30, 1999 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG CIPRICO INC., THE S & P 500 INDEX

AND THE S & P COMPUTER STORAGE & PERIPHERALS INDEX

* $100 invested on 9/30/99 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table provides information as of September 30, 2004 about the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	911,675	$6.04	608,710	(1)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Includes 490,819 options reserved for issuance under the 1999 Amended and Restated Stock Option Plan, 68,380 shares reserved for issuance under the 1996 Restricted Stock Plan and 49,511 shares reserved for issuance under the 1996 Employee Stock Purchase Plan.

The equity compensation plans approved by our shareholders are the 1999 Amended and Restated Stock Option Plan and the 1996 Restricted Stock Plan.

The Company also maintains an Employee Stock Purchase Plan, participation in which is available to substantially all of the Company’s employees.  Participating employees may purchase the Company’s common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the period.  The six-month participation period runs from January 1 to June 30 and from July 1 to December 31 each year.  Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan.  The Company’s shareholders have approved this plan.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS

Perkins Capital Management, Inc	629,983	(1)	14.1%
730 E. Lake Street
Wayzata, MN 55391

Laurence W. Lytton	347,265	(1)	7.4%
28 Sherwood Place
Scarsdale, NY 10583

Dimensional Fund Advisors, Inc.	291,343	(1)	6.2%
1299 Ocean Avenue
Santa Monica, CA 90401

Intrinsic Value Asset Management, Inc	258,649	(1)	5.5%
522 Wilshire Blvd. Suite D
Santa Monica, CA 90401

Leviticus Partners, L.P.	240,000	(1)	5.1%
30 Park Avenue, Suite 12F
New York, NY 10016

(1)  Such shares were owned as of the most recent 13G filing with the SEC.

MANAGEMENT SHAREHOLDINGS

The following table sets forth the number of shares of Common Stock beneficially owned as of November 30, 2004 by each executive officer of the Company named in the Summary Compensation Table, by each current director and by all directors and executive officers (including the named individuals) as a group.  Unless otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME OF DIRECTOR OR IDENTITY OF GROUP	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENT OF CLASS (1)
Robert H. Kill	175,300	(2)	3.7%
Thomas S. Wargolet	77,750	(3)	1.6%
Thomas F. Burniece	59,500	(4)	1.3%
James W. Hansen	49,656	(5)	1.0%
Mark D. Griffiths	21,500	(6)	*
Michael M. Vekich	10,000	(7)	*
Gary L. Hokkanen	1,000		*
All officers and directors as a Group (7 persons)	394,706	(8)	8.3%

*   Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of November 30, 2004, or within sixty days of such date, are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) Amount includes 20,000 shares held by Mr. Kill’s wife and 92,500 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(3) Amount includes 71,750 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(4) Amount includes 54,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(5) Amount includes 20,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(6) Amount includes 19,500 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(7) Amount includes 9,000 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

(8) Amount includes 266,750 shares purchasable upon exercise of options presently exercisable or exercisable within sixty days of November 30, 2004.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 18, 2004, the Company entered into a Management Agreement (the “Agreement”) with The Hansen Company, a management consulting firm 100% owned by Mr. James Hansen, for Mr. Hansen to act as Interim Chief Executive Officer of the Company for a six (6) month period.  The Hansen Company is received a fee of $60,000 for services under the Agreement plus reimbursement of travel and out-of-pocket expenses.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP has acted as the Company’s independent registered public accountants for the fiscal year ended September 30, 2004.

Audit Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal 2004 and 2003 and included in the Company’s Forms 10-Q for fiscal 2004 and 2003 were $56,000 and $48,200, respectively.

Audit Related Fees.  The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant, other than the Company’s annual financial statements and the Company’s Forms 10-Q for the fiscal year ended September 30, 2004 and 2003 were $5,500 and $5,500, respectively.  These fees were primarily for the audit of the Company’s benefit plan.

Tax Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2004 and 2003 were $22,500 and $15,300, respectively.  These fees were primarily for the preparation of the Company’s income tax returns.

All Other Fees.  The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant other than Audit Fees, Audit Related Fees and Tax Fees for the fiscal year ended September 30, 2004 and 2003 were $0 and $2,750, respectively.  The fee in 2003 was for the review of the Company’s Tender Offer Statement filed on November 5, 2002.

Pre-Approval Policy

Pursuant to its written charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to assure that the provision of such services does not impair the independence of the Company’s independent registered public accountants.

The Audit Committee’s Pre-Approval Policy was recommended by the Audit Committee and approved by the Board on June 24, 2004.  Unless a particular service has received general pre-approval by the Audit Committee, each service provided must be specifically pre-approved.  Any proposed services exceeding pre-approved costs levels will require specific pre-approval by the Audit Committee.  The Audit Committee has delegated pre-approval authority to Michael M. Vekich, the Chairman of the Audit Committee, who will then report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

CIPRICO INC.
(the “Registrant”)

Date: December 20, 2004	By	/s/	James W. Hansen
James W. Hansen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Hansen	Chief Executive Officer and Director	December 20, 2004
James W. Hansen	(Principal executive officer)

/s/ Thomas S. Wargolet	Vice President - Finance and Chief	December 20, 2004
Thomas S. Wargolet	Financial Officer (Principal financial and accounting officer)

/s/ Michael M. Vekich	Director	December 20, 2004
Michael M. Vekich

/s/ Robert H. Kill	Chairman of the Board	December 20, 2004
Robert H. Kill

/s/ Mark D. Griffiths	Director	December 20, 2004
Mark D. Griffiths

/s/ Gary L. Hokkanen	Director	December 20, 2004
Gary L. Hokkanen

/s/ Thomas F. Burniece	Director	December 20, 2004
Thomas F. Burniece

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Column A	Column B	Column C			Column D		Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

Accounts receivable allowance
September 30, 2004	$652,000	$—	$(118,000	)(A)	$(133,000	)(B)	$401,000
September 30, 2003	560,000	92,000	—		—		652,000
September 30, 2002	409,000	151,000	—		—		560,000

Warranty reserve
September 30, 2004	$387,000	$92,000	$—		$(239,000	)(C)	$240,000
September 30, 2003	502,000	140,000	—		(255,000	)(C)	387,000
September 30, 2002	423,000	296,000	—		(217,000	)(C)	502,000

(A)- Represents the reversal of an over accrual of the accounts receivable allowance.

(B) - Deductions represent accounts receivable written-off during the year.

(C) - Deductions represent warranty work performed during the year.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended	Commission File No.: 0-11336
September 30, 2004

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

Indenture of Lease, dated June 12, 2002 by and between Moen Leuer Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 17400 Medina Road, Plymouth, Minnesota—incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.13**

Employment Agreement and Change of Control Agreement dated June 1, 2003 between Robert H. Kill and Ciprico Inc.—incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2003

10.14**

Severance Agreement dated November 15, 2003 between Thomas S. Wargolet and Ciprico Inc. —incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2003

10.15**

Change of Control Agreement dated November 15, 2003 between Robert G. Brown and Ciprico Inc.— incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2003

10.16**	Employment Agreement and Change of Control Agreement dated September 30, 2004 between James W. Hansen and Ciprico Inc.***

10.17**	Separation Agreement and Release dated September 30, 2004 between Robert H. Kill and Ciprico Inc.***

22	Subsidiaries of the Registrant

	Name	Jurisdiction of Incorporation
	Ciprico International Limited	England

23.1	Consent of Grant Thornton LLP***

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

**   Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

*** Filed herewith