Form 10-Q
period 2004-12-31
CIPRICO INC
filed 2005-02-14
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 2, 2005 was 4,753,332 shares.

CIPRICO INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIPRICO INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,675	$4,394
Marketable securities and short term investments	15,906	16,946
Accounts receivable, less allowance	1,324	1,665
Inventories	1,736	1,330
Other current assets	310	288
Total current assets	23,951	24,623

Property and equipment, net	402	498
Other assets	41	41
	$24,394	$25,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,391	$1,432
Accrued compensation	371	537
Warranty accrual	278	240
Accrued restructuring	578	1,217
Other accrued expenses	614	587
Deferred revenue	260	292
Total current liabilities	3,492	4,305

Shareholders’ equity:
Capital stock	47	47
Additional paid-in capital	35,123	35,118
Retained deficit	(14,238)	(14,259)
Deferred compensation from restricted stock	(30)	(49)
Total shareholders’ equity	20,902	20,857
	$24,394	$25,162

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share amounts)	Three-Months Ended December 31,
	2004	2003

NET SALES	$3,018	$6,042
Cost of sales	1,924	3,736

GROSS PROFIT	1,094	2,306

OPERATING EXPENSES:
Research and development	840	1,387
Sales and marketing	573	1,410
General and administrative	246	501
Restructuring	(466)	—
Total operating expenses	1,193	3,298

LOSS FROM OPERATIONS	(99)	(992)

Other income, primarily interest	120	100

INCOME (LOSS) BEFORE INCOME TAXES	21	(892)
Income tax benefit	—	—
NET INCOME (LOSS)	$21	$(892)

Shares used to calculate net income (loss) per share:
Basic	4,743	4,689
Diluted	4,762	4,689

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$—	$(.19)
Diluted	$—	$(.19)

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Months Ended December 31,

(In thousands)	2004	2003

Cash flows for operating activities:
Net income (loss)	$21	$(892)
Depreciation and amortization	98	367
Changes in operating assets and liabilities	(888)	837

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(769)	312

Cash flows from investing activities:
Equipment purchases	(13)	(72)
Purchases of marketable securities	(5,239)	(6,719)
Proceeds from sale or maturity of marketable securities	6,302	5,033

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,050	(1,758)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	92

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	92

Net increase (decrease) in cash and cash equivalents	281	(1,354)

Cash and cash equivalents at beginning of period	4,394	5,159

Cash and cash equivalents at end of period	4,675	3,805

Marketable securities, current	15,906	16,900
Marketable securities, long-term	—	1,552

Total cash and marketable securities	$20,581	$22,257

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. is the design, manufacture and marketing of storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the creation, manipulation, storage and management of digital assets.  Our storage solutions are designed primarily for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels within the broadcast, content creation, post production, military and government, digital prepress and other rich media application markets.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. The results of operations for the three-months ended December 31, 2004 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed on December 20, 2004.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – ACQUISITION

On January 31, 2005, Ciprico Inc. completed the acquisition of substantially all of the assets and business of Huge Systems, Inc. (“Huge”).  Huge was a privately held company based in Aguora Hills, California, and a leading supplier of entry-level data storage solutions for desktop video production professionals.  Based upon the unaudited financial records of Huge, the Huge business generated sales of approximately $5 million and earnings before taxes and interest of approximately $300,000 for the year ended December 31, 2004.

The purchase price paid at closing was paid in the form of two promissory notes.  Ciprico executed one short-term promissory note in the original principal amount of approximately $1.4 million which has a maturity date of March 31, 2005 and will not bear interest unless there is a default thereunder.  The principal amount of this note represents consideration of $1,325,000 payable to Huge Systems at closing, a preliminary working capital adjustment of $37,000 and a $50,000 advance on the contingent consideration amount.  Ciprico also executed another promissory note in the original principal amount of $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal beginning in June of 2005. This note bears interest at a rate of 5% per annum.

The purchase price also includes contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the next twelve (12) months, as defined pursuant to the terms of the Asset Purchase Agreement.  In conjunction with the acquisition Ciprico has also entered into employment agreements with the two principals of Huge and issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain shareholders of Huge.  The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

NOTE C – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and other asset-backed investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At December 31, 2004 and September 30, 2004, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

	December 31, 2004	September 30, 2004
Current marketable securities:
Commercial paper	$12,999	$14,055
Asset-backed investments	2,907	2,891
	$15,906	$16,946

NOTE D – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of December 31, 2004 and September 30, 2004 inventory consists of the following (in thousands):

	December 31, 2004	September 30, 2004

Finished Goods	$226	$995
Work-in-Process	386	125
Raw Materials	1,124	210
	$1,736	$1,330

NOTE E – WARRANTY COSTS

The Company provides a three-year warranty on its products.  The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of December 31, 2004 (in thousands):

Balance at September 30, 2004	Charged to Costs and Expenses	Deductions	Balance at December 31, 2004
$240	$92	$54	$278

NOTE F – RESTRUCTURING

On April 26, 2004, the Company announced the implementation of a business reorganization and a 40% workforce reduction.  In connection with these actions, the Company recorded charges totaling $3.4 million or $0.72 per share for the period ended June 30, 2004.  This included a pre-tax restructuring charge of $2.5 million related to the workforce reduction, abandonment of a portion of its headquarter facility and the write-down of certain fixed assets.  In addition, the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain product inventory to market value.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  For the period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

The following is a summary of the accrued restructuring activity (in thousands):

	Employee Termination Costs	Facility closure and related costs	Total

Balance, September 30, 2004	297	920	1,217

Restructuring Adjustment	—	(466)	(466)
Amounts Utilized	(99)	(74)	(173)
Balance, December 31, 2004	$198	$380	$578

As of December 31, 2004, employee termination costs of $198,000 related to the restructuring activities are expected to be paid out in the next nine months.  Restructuring charges of $380,000 related to the facility closure will be paid out through October 2007.

NOTE G – SHAREHOLDERS’ EQUITY

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

	Three-months Ended December 31,
	2004	2003

Net income (loss), as reported	$21	$(892)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(67)	(111)
Pro forma net loss	$(46)	$(1,003)

Loss per share
Basic and Diluted – as reported	$—	$(0.19)
Basic and Diluted – pro forma	$(0.01)	$(0.21)

Stock Repurchase

The Company has a stock buyback program of up to $12.0 million.  As of December 31, 2004, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.  There were no repurchases of stock for the three-month period ended December 31, 2004.

NOTE H – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic earnings per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

NOTE I – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the three-month period ended December 31 are as follows:

	2004	2003
Customer A	25%	52%
Customer B	17	—
Customer C	4	12
	46%	64%

Receivables from significant customers are as follows (in thousands):

	December 31, 2004	September 30, 2004
Customer A	$712	$956
Customer B	180	—
Customer C	164	28
Customer D	—	169
Customer E	93	243
Customer F	—	102
Customer G	3	56
	$1,152	$1,554

NOTE J – NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   The Company will be required to adopt Statement 123(R) as of its first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005.  The Company has not completed its evaluation of Statement 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

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

General

Management’s discussion and analysis of Ciprico’s financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and assumptions relate to the recoverability of receivables and inventories. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Products sold are generally covered by a warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.  Revenue from the sale of extended warranty and maintenance agreements is deferred and recognized on a straight-line basis over the term of the related agreement.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in our financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   We will be required to adopt Statement 123(R) as of our first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005.  We have not completed our evaluation of Statement 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on our valuation of inventory or operating results.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Comparative information on sales by market for the period ended December 31, are shown in the chart below (in millions).

	2004		2003
Market	Sales	% of Total	Sales	% of Total
Broadcast & Entertainment	$1.1	37%	$3.8	63%
Military & Government	1.9	63	1.8	31
Other	—	—	0.4	6
Total	$3.0	100%	$6.0	100%

Net sales for the three-month period ended December 31, 2004 decreased 50% to $3.0 million compared to $6.0 million for the same period last year.

The $2.7 million or 71% decrease in sales in the Broadcast segment between periods can be largely attributed to lost business from competitive effects at each of our larger broadcast OEMs. We believe the impact of competition may adversely impact our sales in the Broadcast segment for fiscal 2005.

The 5% increase in sales in the Military segment reflects approximately $700,000 of DiMeda product sales at several new programs with a customer.  In addition we had approximately $300,000 of TALON sales at several customers.  These were offset by decreased sales at some of our legacy programs between years, which reflects the cyclical spending patterns of this program-oriented business.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  Sales in the Military segment have historically fluctuated between periods due to the timing of spending on defense-related programs.

The decrease in the other market between years primarily reflects sales of DiMeda to certain end-user customers in the prior year.

Our revenue growth in fiscal 2005 is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments and the success of programs that specify Ciprico products.  The acquisition of Huge Systems (as discussed in Note B to the Condensed Financial Statements) is expected to add annualized historical sales of approximately $5 million beginning in February 2005.

Gross profit, as a percentage of net sales, was 36.2% for the three months ended December 31, 2004, compared to 38.2% for the same prior year period.  This decrease is primarily due to under absorption of overhead due to lower unit volumes and reduced margins due to the product mix.

Research and development expenses decreased $547,000 or 39% to $840,000, compared to the same quarter last year.  This reduction primarily reflects decreased prototype spending on development projects, a continued shift towards software development activities and reduced staffing levels between years.  We expect that quarterly research and development expense levels will increase approximately $180,000 as a result of acquisition of Huge.

Sales and marketing expenses decreased $837,000 or 59% to $573,000, compared to the same quarter last year.  This decrease is primarily the result of reduced headcount between years resulting from our restructuring efforts implemented in the prior year and reduced spending on trade show and promotional activities.  We expect that quarterly sales and marketing expense levels will increase approximately $200,000 as a result of acquisition of Huge.

General and administrative expenses decreased $255,000 or 50% to $246,000 for the three months ended December 31, 2004, as compared to the same quarter of last year which primarily reflects, lower provision for bad debts and decreased legal and professional fees. We expect that quarterly general and administrative expense levels will increase approximately $120,000 as a result of acquisition of Huge and approximately $25,000 as a result of higher accounting and audit fees associated with compliance with Sarbanes-Oxley requirements.

Other income increased approximately $20,000 due primarily to higher investment yields between periods.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  For the period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash, cash equivalents and marketable securities totaling $20.6 million compared to $21.3 million at the end of fiscal 2004.

On January 31, 2005, we completed the acquisition of Huge Systems, Inc. (“Huge”).  The purchase price paid at closing was paid in the form of two promissory notes.  Ciprico executed one short-term promissory note in the original principal amount of approximately $1.4 million that has a maturity date of March 31, 2005 and will not bear interest unless there is a default thereunder.  The principal amount of this note represents consideration of $1,325,000 payable to Huge Systems at closing, a preliminary working capital adjustment of $37,000 and a $50,000 advance on the contingent consideration amount.  Ciprico also executed another promissory note in the original principal amount of $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal beginning in June of 2005. This note bears interest at a rate of 5% per annum.  The purchase price also includes contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the next twelve (12) months, as defined pursuant to the terms of the Asset Purchase Agreement.

Cash flows used by operating activities was $769,000 for the three months ended December 31, 2004 compared cash flows provided of $312,000 for the same period last year.  Capital expenditures of approximately $13,000 for the three months ended December 31, 2004 is primarily attributed to purchases of prototype hardware related to new products.  We anticipate that capital expenditures for fiscal 2005 will approximate $75,000 to $150,000.  There was no share repurchase activity during the three months ended December 31, 2004.  The remaining authorization as of December 31, 2004 under our stock buyback program is $4.2 million.

We believe our available cash and cash equivalents are adequate to fund operations and any obligations related to the Huge acquisition in addition to any possible future acquisitions.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking and are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.  Such forward-looking statements, which reflect our current view of future events and financial performance, involve known and unknown risks, which include, but are not limited to, the risk factors set forth in our Form 10-K filed on December 20, 2004.  Some of these reasons include the ability to successfully integrate acquisitions, impact on revenues and earnings of the timing of product enhancements and new product releases; market acceptance of new products; sales and distribution issues; competition; dependence on suppliers; dependence on the cost of disk drives; limited backlog and the historic and recurring pattern of a disproportionate percentage of total quarterly sales occurring the last month and weeks of a quarter.  Investors should take such risks into account when making investment decisions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Ciprico undertakes no obligation to update publicly or revise any forward-looking statements.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

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

CIPRICO INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPRICO INC.

Dated:	February 14, 2005	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer
(Chief Executive Officer)

Dated:	February 14, 2005	/s/ Thomas S. Wargolet
Thomas S. Wargolet, Vice President of
Finance/Chief Financial Officer
(Principal Financial and Accounting Officer)