Form 10-Q
period 2005-03-31
CIPRICO INC
filed 2005-05-11
CIK 720145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 29, 2005 was 4,771,832 shares.

CIPRICO INC.

FORM 10-Q

INDEX

PART I

Financial Information

Item 1.	Financial Statements

Condensed Balance Sheets at March 31, 2005 and September 30, 2004

Condensed Statements of Operations for the Three and Six-Month Periods Ended March 31, 2005 and 2004

Condensed Statements of Cash Flows for the Six-Month Period Ended March 31, 2005 and 2004

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC.
CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,656	$4,394
Marketable securities and short term investments	14,935	16,946
Accounts receivable, less allowance	1,484	1,665
Inventories	2,131	1,330
Other current assets	368	288
Total current assets	21,574	24,623

Property and equipment, net	375	498
Goodwill	1,227	—
Other intangibles, net	288	—
Other assets	41	41
	$23,505	$25,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,432
Accrued compensation	332	537
Warranty accrual	205	240
Note Payable	300	—
Accrued restructuring	615	1,217
Other accrued expenses	727	587
Deferred revenue	260	292
Total current liabilities	3,711	4,305

Stockholders’ equity:
Capital stock	48	47
Additional paid-in capital	35,182	35,118
Retained deficit	(15,419)	(14,259)
Deferred compensation from restricted stock	(17)	(49)
Total stockholders’ equity	19,794	20,857
	$23,505	$25,162

See accompanying notes to condensed financial statements

CIPRICO INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months Ended		Six-months Ended
(In thousands, except	March 31,		March 31,
per share amounts)	2005	2004	2005	2004

NET SALES	$3,008	$4,186	$6,026	$10,228
Cost of sales	2,017	2,575	3,941	6,311

GROSS PROFIT	991	1,611	2,085	3,917

OPERATING EXPENSES:
Research and development	818	1,494	1,658	2,881
Sales and marketing	672	1,375	1,245	2,785
General and administrative	539	476	785	977
Restructuring	285	—	(181)	—
Total operating expenses	2,314	3,345	3,507	6,643

LOSS FROM OPERATIONS	(1,323)	(1,734)	(1,422)	(2,726)
Other income, primarily interest	141	116	261	216

LOSS BEFORE INCOME TAXES	(1,182)	(1,618)	(1,161)	(2,510)
Income taxes	—	—	—	—

NET LOSS	$(1,182)	$(1,618)	$(1,161)	$(2,510)

Shares used to calculate net loss per share:
Basic and diluted	4,753	4,697	4,748	4,706

NET LOSS PER SHARE:
Basic and diluted	$(0.25)	$(0.34)	$(0.24)	$(0.53)

See accompanying notes to condensed financial statements.

CIPRICO INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months Ended
	March 31,
(In thousands)	2005	2004

Cash flows for operating activities:
Net loss	$(1,161)	$(2,510)
Depreciation and amortization	252	702
Changes in operating assets and liabilities	(1,381)	1,820

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,290)	12

Cash flows from investing activities:
Equipment purchases	(91)	(107)
Purchases of marketable securities	(9,043)	(12,505)
Proceeds from sale or maturity of marketable securities	11,054	13,577
Cash paid for business acquisition	(1,412)	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	508	965

Cash flows from financing activities:
Proceeds from issuance of common stock	44	100

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44	100

Net increase (decrease) in cash and cash equivalents	(1,738)	1,077

Cash and cash equivalents at beginning of period	4,394	5,159

Cash and cash equivalents at end of period	2,656	6,236

Marketable securities, current	14,935	13,584
Marketable securities, long-term	—	2,110

Total cash and marketable securities	$17,591	$21,930

See accompanying notes to condensed financial statements.

CIPRICO INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, consisting only of a recurring nature, and disclosures to present fairly the financial position as of March 31, 2005 and the results of operations for the three and six-month periods ended March 31, 2005 and 2004, and the cash flows for the six-month periods ended March 31, 2005 and 2004. The results of operations for the three and six-months ended March 31, 2005 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on December 20, 2004.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE B – ACQUISITION

On January 31, 2005, Ciprico Inc. completed the acquisition of substantially all of the assets and business of Huge Systems, Inc. (“Huge”).  Huge was a privately held company based in Agoura Hills, California, and a leading supplier of entry-level data storage solutions for desktop video production professionals.  Based upon the unaudited financial records of Huge, the Huge business generated sales of approximately $5 million and earnings before taxes and interest of approximately $300,000 for the year ended December 31, 2004.

The purchase price paid at closing was paid in the form of two promissory notes.  Ciprico executed one short-term promissory note in the original principal amount of approximately $1.4 million which was paid in March of 2005.  The principal amount of this note represents consideration of $1,325,000 at closing, a preliminary working capital adjustment of $37,000 and a $50,000 advance on the contingent consideration amount.  Ciprico also executed another promissory note in the original principal amount of approximately $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal beginning in June of 2005. This note bears interest at a rate of 5% per annum.

The purchase price also includes a contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the twelve (12) month period ended January 31, 2006, as defined pursuant to the terms of the Asset Purchase Agreement.  In conjunction with the acquisition Ciprico has also entered into employment agreements with the two principals of Huge and issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.  The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

The total transaction cost of approximately $1.9 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible Assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
RAID technology	170
Noncompete agreements	135
Goodwill	1,227
Assets acquired	$2,128
Liabilities Assumed
Accounts payable	(241)
Net assets acquired	$1,887

The following unaudited pro forma results of operations present the impact on results of operations for the three-months and six-months ended March 31, 2005 and 2004 as if the acquisition had been completed as of the beginning of the reported period.  The pro forma amounts for the three-month periods do not include $25,000 of expense related to the amortization of intangible assets or $14,000 of interest related to the acquisition.  The pro forma amounts for the six-month periods do not include $51,000 of expense related to the amortization of intangible assets or $27,000 of interest related to the acquisition.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net Sales	$3,008	$3,418	$4,186	$5,305
Net Loss	$(1,182)	$(1,744)	$(1,618)	$(1,604)
Basic and diluted net loss per share	$(0.25)	$(0.37)	$(0.34)	$(0.34)

	Six Months Ended March 31, 2005		Six Months Ended March 31, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net Sales	$6,026	$7,871	$10,228	$12,350
Net Loss	$(1,161)	$(1,695)	$(2,510)	$(2,399)
Basic and diluted net loss per share	$(0.24)	$(0.36)	$(0.53)	$(0.51)

NOTE C – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of March 31, 2005(in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net

RAID technology	3	$170	$(9)	$161
Noncompete agreements	3	135	(8)	127

		$305	$(17)	$288

Estimated amortization expense for the years ending September 30, 2005, 2006, 2007 and 2008 is $68,000, $102,000, $102,000 and $34,000 respectively.

NOTE D – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and other asset-backed investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At March 31, 2005 and September 30, 2004, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

	March 31, 2005	September 30, 2004
Current marketable securities:
Commercial paper	$12,464	$14,055
Asset-backed investments	2,471	2,891
	$14,935	$16,946

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of March 31, 2005 and September 30, 2004 inventory consists of the following (in thousands):

	March 31, 2005	September 30, 2004

Finished Goods	$489	$995
Work-in-Process	207	125
Raw Materials	1,435	210
	$2,131	$1,330

NOTE F – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of March 31, 2005 (in thousands):

Balance at	Charged to Costs and		Balance at
September 30, 2004	Expenses	Deductions	March 31, 2005
$240	$111	$146	$205

NOTE G – RESTRUCTURING

In the second quarter of fiscal 2005 the Company recorded a charge of $285,000 for restructuring related to a workforce reduction in March.

In April 2004, the Company announced the implementation of a business reorganization and a 40% workforce reduction.  In connection with these actions, the Company recorded charges totaling $3.4 million or $0.72 per share for the period ended June 30, 2004.  This included a pre-tax restructuring charge of $2.5 million related to the workforce reduction, abandonment of a portion of its headquarter facility and the write-down of certain fixed assets.  In addition, the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain product inventory to market value.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  For the period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

The following is a summary of the accrued restructuring activity (in thousands):

	Employee Termination Costs	Facility Closure and Related Costs	Total

Balance, December 31, 2004	$198	$380	$578

Restructuring Charges	285	—	285
Amounts Utilized	(228)	(20)	(248)
Balance, March 31, 2005	$255	$360	$615

As of March 31, 2005, employee termination costs of $255,000 related to the restructuring activities are expected to be paid out in the next 6 months.  Restructuring charges of $360,000 related to the facility closure will be paid out through October 2007.

NOTE H – STOCKHOLDERS’ EQUITY

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

	Three-months Ended March 31,		Six-months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(1,182)	$(1,618)	$(1,161)	$(2,510)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(76)	(100)	(143)	(200)
Pro forma net loss	$(1,258)	$(1,718)	$(1,304)	$(2,710)

Loss per share
Basic and Diluted – as reported	$(0.25)	$(0.34)	$(0.24)	$(0.53)
Basic and Diluted – pro forma	$(0.26)	$(0.37)	$(0.27)	$(0.58)

Stock Repurchase

The Company has a stock buyback program of up to $12.0 million.  As of March 31, 2005, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.  There were no repurchases of stock for the three or six-month period ended March 31, 2005.

NOTE I – NET LOSS PER SHARE

The Company’s basic earnings per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

NOTE J – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the six-month period ended March 31, are shown in the chart below.

	2005	2004
Customer A	27%	40%
Customer B	1	10
Customer C	5	10
	33%	60%

NOTE K – NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will be required to adopt Statement 123(R) as of its first quarter of the first fiscal year that begins after June 15, 2005.  The Company has not completed its evaluation of Statement 123(R).

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates

Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

OVERVIEW

Ciprico Inc. designs, manufactures and markets storage and system solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are Broadcast, Content Creation (both of which include applications in digital broadcast, film and video production) and Military & Government which include applications involving the data capture, processing and dissemination of surveillance images.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences, digital prepress and medical imaging.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc.  should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included elsewhere in this Report.

RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 2005 decreased 28% to $3.0 million compared to $4.2 million for the comparable period in 2004.  Reduced volumes in the Broadcast market related directly to one major OEM contract and lower sales in the Military & Government market as compared to the prior year accounted for the decline; offset by higher sales in the DiMeda product line and the partial quarter sales of the Huge MediaVault product line.  While the Company has no definable segments, sales are made primarily in three markets: Content Creation, Broadcast and Military & Government.

Net sales for the six-month period ended March 31, 2005 decreased 41% to $6.0 million compared to $10.2 million for the same period last year.  Sales in the Broadcast market decreased a net $2.3 million or

44 percent over the same period last year, to $2.9 million for the six-month period ended March 31, 2005. The decrease in sales in this market can be largely attributed to lost business from competitive effects at each of our two largest OEMs. This loss of business may adversely impact our sales for fiscal 2005.  Sales in the Military & Government market have decreased $1.5 million or 33% for the six-month period ended March 31, 2005 compared to the prior year.  Sales in this market are to some extent dependent upon the actual appropriation and funding of government programs that specify our products and reflects the cyclical spending patterns of this program-oriented business.  Sales in the Military & Government market have historically fluctuated between periods due to the timing of spending on defense-related programs.

Our revenue growth is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments and the success of programs that specify Ciprico products.  Recent product introductions have been received well by the market and we expect to start shipping most of these new products in the third quarter of fiscal 2005.

Gross profit, as a percentage of net sales, was 32.9% and 34.6% for the three and six-month periods ended March 31, 2005, respectively, compared to 38.5% and 38.3% for the same prior year periods.  The decreases are primarily due to under absorption of overhead due to lower unit volumes, increases in inventory reserves, partially offset by higher margins from the Huge product line.

Research and development expenses were $818,000 and $1.7 million for the three and six-month periods ended March 31, 2005, as compared to $1.5 million and $2.9 million for the same prior year periods, a decrease of $682,000 and $1.2 million, respectively. The reductions primarily reflect reduced staffing levels between years and expense management.  Second quarter 2005 research and development expense includes approximately $100,000 related to Huge products.

Sales and marketing expenses were $672,000 and $1.2 million for the three and six-month periods ended March 31, 2005, respectively, compared to $1.4 million and $2.8 million for the same prior year periods, a decrease of $728,000 and $1.6 million, respectively.  The decrease between years is primarily the result of reduced headcount between years resulting from our restructuring efforts and reduced spending.  Second quarter 2005 sales and marketing expense includes approximately $118,000 relate to the Huge product line.

General and administrative expenses for the three-month period ended March 31, 2005 increased a net of $63,000 compared to the prior year period.  The reduction in headcount related to our restructuring efforts was more than offset by increased legal fees related to the Huge product line acquisition, and professional fees related to Sarbanes-Oxley compliance.  For the six-month period ended March 31, 2005 expenses decreased $192,000 compared to the same prior year period.  As was the case for the three-month period the decrease between years is primarily the result of reduced headcount between years resulting from our restructuring efforts implemented in prior periods offset by additional costs noted above.

In March 2005 the Company took an additional restructuring charge of $285,000 related to a workforce reduction.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  During the three-month period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash, cash equivalents and marketable securities totaling $17.6 million compared to $21.3 million at the end of fiscal 2004.

On January 31, 2005, we completed the acquisition of substantially all of the assets of Huge Systems, Inc. (“Huge”).  $1.4 million of the purchase price was paid in March 2005.  There is also a promissory note in the original principal amount of approximately $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal beginning in June of

2005. This note bears interest at a rate of 5% per annum.  The purchase price also includes a contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the next twelve (12) months, as defined pursuant to the terms of the Asset Purchase Agreement.

Cash flows used in operating activities were $2.3 million for the six-months ended March 31, 2005 compared to cash flows provided of $12,000 for the same period last year.  This additional cash flow used in operations is the result of an increase in inventory, decreased in accounts payable and accruals, offset by a reduction in net loss.  We anticipate that capital expenditures for fiscal 2005 will be approximately $150,000.  There was no share repurchase activity for the six-months ended March 31, 2005.  The remaining authorization as of March 31, 2005 under our stock buyback program is $4.2 million.

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

CIPRICO INC.

Dated: May 11, 2005	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer
(Chief Executive Officer)

Dated: May 11, 2005	/s/ Monte S. Johnson
Monte S. Johnson,
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)