Form 10-Q
period 2005-06-30
CIPRICO INC
filed 2005-08-12
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 25, 2005 was 4,785,411 shares.

CIPRICO INC.

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPRICO INC.

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2005 (Unaudited)	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,145	$4,394
Marketable securities and short term investments	12,635	16,946
Accounts receivable, less allowance	1,670	1,665
Inventories	2,801	1,330
Other current assets	249	288
Total current assets	18,500	24,623

Property and equipment, net	290	498
Non-current marketable securities	2,606	—
Goodwill	2,233	—
Other intangibles, net	262	—
Other assets	47	41
	$23,938	$25,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066	$1,432
Accrued compensation	352	537
Warranty accrual	204	240
Acquisition payable	1,255	—
Accrued restructuring	382	1,217
Other accrued expenses	461	587
Deferred revenue	185	292
Total current liabilities	4,905	4,305
Stockholders’ equity:
Capital stock	48	47
Additional paid-in capital	35,253	35,118
Retained deficit	(16,259)	(14,259)
Deferred compensation from restricted stock	(9)	(49)
Total stockholders’ equity	19,033	20,857
	$23,938	$25,162

See accompanying notes to condensed financial statements

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except

per share amounts)

	Three-months Ended June 30,		Nine-months Ended June 30,
	2005	2004	2005	2004

NET SALES	$3,107	$4,588	$9,133	$14,816
Cost of sales	1,937	3,660	5,878	9,971

GROSS PROFIT	1,170	928	3,255	4,845

OPERATING EXPENSES:
Research and development	946	1,238	2,604	4,119
Sales and marketing	736	1,140	1,981	3,925
General and administrative	466	426	1,249	1,403
Restructuring	—	2,500	(181)	2,500
Total operating expenses	2,148	5,304	5,653	11,947

LOSS FROM OPERATIONS	(978)	(4,376)	(2,398)	(7,102)
Other income, primarily interest	137	101	398	317

LOSS BEFORE INCOME TAXES	(841)	(4,275)	(2,000)	(6,785)
Income taxes	—	—	—	—

NET LOSS	$(841)	$(4,275)	$(2,000)	$(6,785)

Shares used to calculate net loss per share:
Basic and diluted	4,770	4,726	4,755	4,710

NET LOSS PER SHARE:
Basic and diluted	$(0.18)	$(0.90)	$(0.42)	$(1.44)

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine-months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(2,000)	$(6,785)
Depreciation and amortization	326	1,051
Changes in operating assets and liabilities	(1,911)	4,149

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,585)	(1,585)

Cash flows from investing activities:
Equipment purchases	(97)	(153)
Equipment disposals	—	421
Purchases of marketable securities	(13,183)	(16,294)
Proceeds from sale or maturity of marketable securities	14,892	16,545
Cash paid for business acquisition	(1,412)	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	200	519

Cash flows from financing activities:
Proceeds from issuance of common stock	136	235

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	136	235

Net decrease in cash and cash equivalents	(3,249)	(831)

Cash and cash equivalents at beginning of period	4,394	5,159

Cash and cash equivalents at end of period	1,145	4,328

Marketable securities, current	12,635	16,515
Marketable securities, long-term	2,606	—

Total cash and marketable securities	$16,386	$20,843

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The principal business activity of Ciprico Inc. is the design, manufacture and marketing of storage and system solutions.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the creation, manipulation, storage and management of digital assets. Our storage solutions are designed primarily for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels within the broadcast, content creation, post production, military and government, digital prepress and other rich media application markets.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2005 and the results of operations for the three and nine-month periods ended June 30, 2005 and 2004, and the cash flows for the nine-month periods ended June 30, 2005 and 2004. The results of operations for the three and nine-months ended June 30, 2005 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on December 20, 2004.

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

The purchase price paid at closing was paid in the form of two promissory notes.  Ciprico executed one short-term promissory note in the original principal amount of approximately $1.4 million, which was paid in March of 2005.  The principal amount of this note represents consideration of $1,325,000 at closing, a preliminary working capital adjustment of $37,000 and a $50,000 advance on the contingent consideration amount.  Ciprico also executed another promissory note in the original principal amount of approximately $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal which began in June of 2005. The remaining note amount is included in the Acquisition payable line item on the balance sheet. This note bears interest at a rate of 5% per annum.

The purchase price also includes a contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the twelve (12) month period ended January 31, 2006, as defined pursuant to the terms of the Asset Purchase Agreement.  Based on performance of the business the Company has recorded a payable for the contingent consideration of $1.0 million, $377,000 of which was paid on July 29, 2005.  In conjunction with the acquisition Ciprico has also entered into employment agreements with the two principals of Huge and issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.  The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

The total transaction cost of approximately $2.9 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible Assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
RAID technology	170
Noncompete agreements	135
Goodwill	2,233
Assets acquired	$3,134
Liabilities Assumed
Accounts payable	(241)
Net assets acquired	$2,893

The following unaudited pro forma results of operations present the impact on results of operations for the nine-months ended June 30, 2005 and 2004 and three-months ended June 30, 2004 as if the acquisition had been completed as of the beginning of the reported period.  The pro forma amounts for the three-month period does not include $25,000 of expense related to the amortization of intangible assets or $14,000 of interest related to the acquisition.  The pro forma amounts for the nine-month periods do not include $76,000 of expense related to the amortization of intangible assets or $41,000 of interest related to the acquisition.

	Three Months Ended June 30, 2004
	Historical	Pro Forma
Net Sales	$4,588	$5,705
Net Loss	$(4,275)	$(4,225)
Basic and diluted net loss per share	$(0.90)	$(0.89)

	Nine Months Ended June 30, 2005		Nine Months Ended June 30, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net Sales	$9,133	$10,978	$14,816	$18,056
Net Loss	$(2,000)	$(1,909)	$(6,785)	$(6,542)
Basic and diluted net loss per share	$(0.42)	$(0.40)	$(1.44)	$(1.39)

NOTE C – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of June 30, 2005 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(24)	$146
Noncompete agreements	3	135	(19)	116

		$305	$(43)	$262

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

At June 30, 2005 and September 30, 2004, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

	June 30, 2005	September 30, 2004
Current marketable securities:
Commercial paper	$9,853	$14,055
Asset-backed investments	2,782	2,891
	12,635	16,946

Non-current marketable securities:
Commercial paper	2,606	—

	$15,241	$16,946

NOTE E – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using the first-in, first-out method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of June 30, 2005 and September 30, 2004 inventory consists of the following (in thousands):

	June 30, 2005	September 30, 2004

Finished Goods	$620	$995
Work-in-Process	319	125
Raw Materials	1,862	210
	$2,801	$1,330

NOTE F – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of June 30, 2005 (in thousands):

Balance at	Charged to Costs and		Balance at
September 30, 2004	Expenses	Deductions	June 30, 2005
$240	$133	$169	$204

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

The following is a summary of the accrued restructuring activity (in thousands):

	Employee Termination Costs	Facility Closure and Related Costs	Total

Balance, March 31, 2005	$255	$360	$615

Restructuring Charges	—	—	—
Amounts Utilized	(139)	(94)	(233)
Balance, June 30, 2005	$116	$266	$382

As of June 30, 2005, employee termination costs of $116,000 related to the restructuring activities are expected to be paid out in the next 3 months.  Restructuring charges of $266,000 related to the facility closure will be paid out through October 2007.

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

	Three-months Ended June 30,		Nine-months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(841)	$(4,275)	$(2,000)	$(6,785)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(81)	(90)	(224)	(269)
Pro forma net loss	$(922)	$(4,365)	$(2,224)	$(7,054)

Loss per share
Basic and Diluted – as reported	$(0.18)	$(0.90)	$(0.42)	$(1.44)
Basic and Diluted – pro forma	$(0.19)	$(0.92)	$(0.47)	$(1.50)

Stock Repurchase

The Company has a stock buyback program of up to $12.0 million.  As of June 30, 2005, 1,037,035 shares of common stock have been repurchased for approximately $7.8 million.  There were no repurchases of stock for the three or nine-month period ended June 30, 2005.

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

NOTE J – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the nine-month period ended June 30, are shown in the chart below.

	2005	2004
Customer A	24%	35%
Customer B	—	10
	24%	45%

NOTE K – NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company believes that it will qualify as a SB (small business) filer effective with the start of fiscal 2006 (October 1, 2005) and as such will not be required to adopt Statement 123(R) until the fiscal year that begins after December 15, 2005.  If the Company does not qualify as a SB filer, the Company will be required to adopt Statement 123(R) as of its first quarter of the first fiscal year that begins after June 15, 2005.  The Company has not completed its evaluation of Statement 123(R).

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

OVERVIEW

Ciprico Inc. designs, manufactures and markets storage and system solutions.  Our solutions combine storage, networking and computing technologies to simplify and accelerate digital media workflows. Our primary markets are Broadcast, Content Creation (both of which include applications in digital broadcast, film and video production) and Military & Government, which include applications involving the data capture, processing and dissemination of surveillance images.  In addition, we have historically sold in other markets with high-performance storage requirements such as geosciences, digital prepress and medical imaging.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc.  should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included elsewhere in this Report.

RESULTS OF OPERATIONS

Although net sales of $3.1 million for the three-month period ended June 30, 2005 represents a slight increase from the prior quarter (ended March 31, 2005), it is a decrease compared to the $4.6 million for the comparable period in 2004.  Reduced volumes in the Broadcast market related directly to one major OEM contract and lower sales in the Military & Government market as compared to the prior year accounted for the decline; offset by higher sales in the DiMeda product line and a full quarter of sales of the Huge MediaVault product line.  While the Company has no definable segments, sales are made primarily in three markets: Content Creation, Broadcast and Military & Government.

Net sales for the nine-month period ended June 30, 2005 decreased $5.7 million, or 38%, to $9.1 million compared to $14.8 million for the same period last year.  Sales in the Broadcast market decreased a net $3.9 million or 56% over the same period last year, to $3.0 million for the nine-month period ended June 30, 2005. The decrease in sales in this market can be largely attributed to lost business from competitive effects at each of our two largest OEMs. This loss of business may adversely impact our sales for fiscal 2005.  Sales in the Military & Government market have decreased $3.4 million or 47% for the nine-month period ended June 30, 2005 compared to the prior year.  Sales in this market are to some extent dependent upon the actual appropriation and funding of government programs that specify our products and reflect the cyclical spending patterns of this program-oriented business.  Offsetting these decreases in the Broadcast and Military & Government markets were the sales of the Huge MediaVault product line and the DiMeda product line.

Our revenue growth is dependent on market acceptance of new products, expansion of products into new applications within its targeted market segments and the success of programs that specify Ciprico products.  Recent product introductions have been received well by the market and as we started shipping these new products in the third quarter of fiscal 2005 we were able to show a modest net sales increase over the prior quarter.

Gross profit, as a percentage of net sales, was 37.7% and 35.6% for the three and nine-month periods ended June 30, 2005, respectively, compared to 20.2% and 32.7% for the same prior year periods.  The prior year periods contain a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain legacy product inventory to market value.  Excluding this prior year adjustment gross profit as a percentage of net sales for the prior year would have been 39.8% and 38.8% for the three and nine-month periods ended June 30, 2004.  The decreases from 2004 to 2005 are primarily due to under absorption of overhead due to lower unit volumes, increases in inventory reserves, partially offset by higher margins from the Huge MediaVault product line.

Research and development expenses were $946,000 and $2.6 million for the three and nine-month periods ended June 30, 2005, as compared to $1.2 million and $4.1 million for the same prior year periods, a decrease of $292,000 and $1.5 million, respectively. The reductions primarily reflect reduced staffing levels between years and expense management.  Third quarter 2005 research and development expense includes approximately $252,000 related to Huge products.

Sales and marketing expenses were $736,000 and $2.0 million for the three and nine-month periods ended June 30, 2005, respectively, compared to $1.1 million and $3.9 million for the same prior year periods, a decrease of $404,000 and $1.9 million, respectively.  The decrease between years is primarily the result of reduced headcount between years resulting from our restructuring efforts and reduced spending.  Third quarter 2005 sales and marketing expense includes approximately $316,000 related to the Huge MediaVault product line.

General and administrative expenses for the three-month period ended June 30, 2005 increased a net of $40,000 compared to the prior year period.  This increase is a result of a substantial increase in our bad debt reserve related to a chapter 11 bankruptcy filing by a relatively large customer. The Company continues to do business with this customer but only on a cash basis.  Without this additional charge, general and administrative expenses would have decreased when compared to the prior year period due to reduced headcount resulting from our restructuring efforts implemented in prior periods.  For the nine-month period ended June 30, 2005 expenses decreased $154,000 compared to the same prior year period.  The decrease between years is primarily the result of reduced headcount between years resulting from our restructuring efforts implemented in prior periods.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash, cash equivalents and marketable securities totaling $16.4 million compared to $21.3 million at the end of fiscal 2004.

On January 31, 2005, we completed the acquisition of substantially all of the assets of Huge Systems, Inc. (“Huge”).  $1.4 million of the purchase price was paid in March 2005.  There is also a promissory note in the original principal amount of approximately $300,000 with a maturity date of January 31, 2007 pursuant to which Ciprico will make six equal quarterly installments of interest and principal which began in June of 2005. This note bears interest at a rate of 5% per annum.  The purchase price also includes a contingent consideration obligation of up to $4.5 million based upon certain performance standards of the business of Huge Systems over the course of the twelve (12) months ended January 31, 2006, as defined pursuant to the terms of the Asset Purchase Agreement.  The Company recorded in the current quarter a payable for the contingent consideration of $1.0 million, $377,000 of which was paid on July 29, 2005.

Cash flows used in operating activities were $3.6 million for the nine-months ended June 30, 2005 compared to a use of $1.6 million for the same period last year.  This additional cash flow used in operations is the result of an increase in inventory and the acquisition of Huge Systems’ assets, offset by a reduction in net loss.  We anticipate that capital expenditures for fiscal 2005 will be approximately $150,000.  There was no share repurchase activity for the nine-months ended June 30, 2005.  The remaining authorization as of June 30, 2005 under our stock buyback program is $4.2 million.

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

CIPRICO INC.

Dated: August 12, 2005	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer
(Chief Executive Officer)

Dated: August 12, 2005	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer
(Principal Financial and Accounting Officer)