Form 10-K
period 2005-09-30
CIPRICO INC
filed 2005-12-06
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005	Commission File No. 0-11336

CIPRICO INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17400 Medina Road

Plymouth, Minnesota 55447

(Address of Principal Executive Offices, Including Zip Code)

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

Indicate by checkmark whether the registrant is shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of shares held by non-affiliates was approximately $22.5 million computed by reference to the last sale price of the Company’s Common Stock, as reported in the NASDAQ National Market system, on March 31, 2005, the last business day of the Company’s most recently completed second fiscal quarter.

As of October 31, 2005, the Company had outstanding 4,787,257 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about January 26, 2006 are incorporated by reference into Part III of this report.

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding the development and growth of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we expect to offer and other statements contained herein regarding matters that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Generally, words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “will,” “predict,” “intend,” or “potential” and similar expressions identify forward-looking statements.  Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products and features; and (vi) other events and important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General Development of Business

Ciprico Inc. designs, manufactures and markets appliances, services and solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the capture, creation, manipulation, archival, management and distribution of digital assets.   Our storage appliances are designed primarily for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels within our target markets: content creation (including both pre-media and video), post production (including digital cinema), broadcast, military and government and other rich media application markets.

We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983.  Until 1990, we developed and manufactured controller-based products for manufacturers and end users of computer systems.  In late 1990, we introduced for sale our first RAID (Redundant Array of Independent Disks) data storage product.   Throughout the 1990’s, we provided the industry standard for reliability in disk arrays with the 6700, 6900 and 7000 FibreSTORE® series.  In January 2005, we purchased substantially all of the assets of Huge Systems, Inc. including their MediaVault product line, which was focused on the video and graphic content creation marketplace.

                Today, our business is primarily focused on providing products and services that provide superior performance-based value to meet the demanding data transfer rate, storage capacity and data redundancy needs of digital media workflows.  We offer a range of open platform, disk-based solutions, including products that implement a variety of RAID techniques including RAID 0 or 3 for single stream bandwidth, RAID 4 for multi-stream high bandwidth, RAID 5 for high input/output (I/O) oriented uses and RAID 6 for continued performance with two failed drives.  We also provide NAS (Network Attached Storage) systems, focused on meeting the multi-stream demands of networked digital media workgroup applications.

Narrative Description of Business

(1)           Products and Services.

Products.

We design, develop and manufacture all of our products to operate at peak performance levels while maintaining high reliability.  We offer customers a choice of several different solutions depending on their value and performance needs with List Prices for our products ranging from approximately $3,000 to $67,000 per system depending on the features selected by the customer.  Very high performance applications may require one or several systems.  Our products are organized into four product line families: MediaVaultTM, FibreSTORE®, NETarray® and DiMeda®.

Our MediaVaultTM product line family is marketed primarily through dealers and integrators in the pre-media and video content creation industry who combine the high bandwidth attributes of MediaVault with high definition and film resolution software/hardware components for a complete solution for their end user customers. Our current product offerings come in two principal versions: the S models have stationary or non-removable drives and the R models have removable drives for improved field service.

MediaVault U320-S and U320-S Dual are respectively single channel and dual channel appliances with Ultra 320 SCSI (Small Computer System Interface) host interfaces and ATA (Advanced Technology Attachment) drive interfaces using the same desktop chassis. The MediaVault U320-S is a 5-drive system with capacities from 800 GB (Gigabytes) to 2 TB (Terabytes) and the U320-S Dual, a 10-drive system, having capacities from 1.6 to 4TB, each channel capable of data rates in excess of 200MB (Megabytes) per second (which translates in our markets to the ability to stream 10 bit uncompressed HD (High Definition) resolution files). Each system has dual cooling fans and a single 200 watt power supply. The MediaVault U320-S Dual is essentially two MediaVault U320-S disk arrays in a single chassis. Each disk array is independent with its own disk drives and U320 controller. The U320-S and S Dual can be configured in RAID 0 (performance) or RAID 3 (protected) operation.

MediaVault U320-R and RX are next generation versions of the S products in an ergonomically designed chassis, with the same hardware RAID technology providing identical performance as the S models, but having greater user serviceability through removable drives and, in the case of the RX version, redundant power supplies. The RX version has the added benefit of being rack mountable.

MediaVault 4105 and 4210 are the Company’s first 4Gb (Gigabit) Fibre Channel storage appliances and are market-leaders in this format, utilizing ATA disk technology to provide both excellent value/performance metrics and quiet, heat minimizing features. They share the same chassis as the R and RX systems, the 4105 being a single channel, 5-drive system and the 4210 a dual channel 10 drive system, each channel capable of data rates in excess of 250MB/second, making these products ideal for use in HDTV and film resolution applications. These products were launched at 2005 NAB show (National Association of Broadcasters).

MediaVault 4110 employs the same 4Gb Fibre Channel RAID controller as the 4105/4210 systems but offered in a 1U (one rack mount unit) chassis. Having a single 4Gb Fibre Channel, this product is capable of similar data transfer rates to the 4105, but the product density lends it much more to near line storage solutions such as archiving and digital asset management at a very low cost per MB. This system was released in late September 2005.

Upgraded versions of the 4Gb MediaVault products allow for multiple product “daisy chaining” in archiving applications and is expected to be released in late 2005.  A RAID 6 dual controller product was also demonstrated at NAB 2005 and is expected to ship in early 2006.

Infiniband based MediaVault products are also being developed for the 4K digital film capture market and are expected to be the price performance leader in digital cinema workflows.

Our FibreSTORE® product line family utilizes RAID technology based on Ciprico design and manufacturing, and incorporates our common RAID software platform described below. The FibreSTORE software platform was designed for flexibility and is primarily marketed as an OEM (Original Equipment Manufacturer) product available as a completed product or as a controller only.  In addition, beginning in fiscal 2006 FibreSTORE will be available through a software license arrangement.

FibreSTORE 2210 is a continuation of previous generations of Ciprico RAID technology and offers 2Gb Fibre Channel technology for both the host and drive interfaces.  The base system is comprised of two RAID controllers, ten disk drives and redundant power supplies.  The product scales in capacity to 24 TB per system by utilizing expansion chassis, each of which comprises two interfaces, ten disk drives and redundant power supplies.  Its unique set of benefits to the customer are in the area of enhanced application performance as it pertains to ensured, uninterrupted data availability at full performance levels without disruption.  These features make the product best-in-class for high bandwidth applications for the military and broadcast markets.

FibreSTORE 2212A is a dual RAID system with 2Gb Fibre Channel host interfaces and twelve SATA (Serial ATA) disk drives. The product was designed employing Ciprico’s Accelerated Drive Teaming™ software as the key differentiated feature.  Accelerated Drive Teaming, or XDT for short, is a methodology utilizing hardware and software techniques to overcome the inherent drive delays found in desktop drives.   A 4Gb version is planned for release in early 2006, as is an iSCSI (internet Small Computer System Interface) based capability by mid 2006.

TALON™ 2211 is a highly ruggedized product for military applications.   The mechanical chassis is designed to enable the operation of a disk array in harsh environments of temperature, shock, vibration, salt-fog, etc.  Additionally, the patent pending removable disk pack feature is a key differentiation, enabling the portability benefits of tape, with the random access benefits of disk drives.  TALON 2211 uses the same Ciprico developed RAID technology as our FibreSTORE 2210 family.  This enables the TALON to achieve 2Gb/second performance through each of the two active RAID controllers in the product for high data rate recording and playback applications.  The TALON 2211 can be configured with up to eleven (11) 300GB drives for a total unit capacity of 3.3TB.  The next generation TALON product is being developed for a military client, utilizing low cost SATA drives and a lighter more compact chassis.

                Our NETarray® product line family is targeted at both digital media and general-purpose storage applications.  The NETarray products are provided in conjunction with third party alliances to provide reliable, cost effective solutions for our existing customers.  The NETarray family is designed for simplicity of use, enabling our channel partners to successfully sell and support the products in a wide variety of end user applications.

The NETarray 2215AH, 2215AM and 2215F are RAID subsystems consisting of two RAID controllers, each with 2Gb Fibre Channel host interfaces.  Each of these systems includes fifteen (15) SATA disk drives and redundant power supplies.  The RAID controllers support RAID levels 0,1, 1+0 and 5 and can be configured in single or dual RAID configurations.

Our DiMeda® product line family is based on the industry technology known as Network Attached Storage (NAS). The first offering in the DiMeda family was released in March 2002.  This product was designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols.  The DiMeda family utilizes the industry standard networking protocols of CIFS (Common Internet File System) and NFS (Network File System) in a file based shared storage system delivering near-Fibre Channel SAN (Serial Attached Network) performance with the ease-of-use of an appliance.  It is built on standard off the shelf PC motherboard and chassis hardware with Linux based software components. Our ongoing product development in the DiMeda area is focused on adding additional software features to further enhance the scalability and performance, simplifying the installation and maintenance, as well as providing premium software services.  All product offerings within the family share the same network attached software libraries.

The DiMeda 3600 provides flexible configuration options so that it may be purchased in single head or dual server configurations, expandable capacities and a variety of software enhancements to the basic functionality.  It is the model in the DiMeda family that offers complete failover and fail-back of the NAS servers and attached storage — a requirement for high availability applications.

                The DiMeda 1700 is configured as a single, integrated solution which includes the NAS server processor board, an internal RAID controller manufactured by a third party and twelve (12) SATA disk drives. It is targeted at workgroup-based applications requiring multi-stream sharing of digital media content such as in video editing.

                The DiMeda 1724 is an extension of the original 1700 model and targeted at applications with larger capacity requirements.  The 1724 is configured as a single, integrated solution which includes the NAS server processor board, two internal RAID controllers and twenty-four (24) SATA disk drives.

                The DiMeda 10G is a 10Gb NAS system and is an extension of the original 1700 model. It is targeted at applications that require sustained data rates exceeding 300 MB/second such as multi-stream HD editing.  The DiMeda 10G is configured as a single, integrated solution, which includes the NAS server processor board, two internal RAID controllers, and twenty-four (24) SATA disk drives.  DiMeda 10G is expected to be available for production in early 2006.  DiMeda 1724 customers can be upgraded to 10Gb ethernet technology via an upgrade kit.

                The TALON-NAS combines the NAS functionality found in our DiMeda 3600 with our TALON 2211 disk array.  This product is targeted at military customers, who require the ease-of-use of NAS, with the removable disk pack functionality of the TALON product.  This product is under development and is currently scheduled for production release in early 2006.

The foundation of our product strategy is a Common Software Platform across all our products.  This commonality includes three primary libraries — MediaVault RAID software, FibreSTORE RAID software and DiMeda NAS software.  The FibreSTORE family is based on the FibreSTORE RAID array software and includes unique features of Accelerated Drive Teaming, guaranteed performance in degraded modes, as well as premium software packages enabling entire disk packs to be removed and replaced from the base unit.  Future additions to the FibreSTORE family will continue to employ the common array software.  Additionally, it is planned for DiMeda to utilize both FibreSTORE and TALON storage products as back-end storage options.  As these products evolve, we have developed the software to be able to port easily to faster and more powerful processors or interface technologies as they become available in the marketplace, thus improving our time-to-

market in introducing new products.  The focus on software will also result in greater utilization of commodity-based hardware components that will maintain cost competitiveness and focus our engineering resources on the intellectual property unique to Ciprico.  While our software is most often bundled with hardware and sold as a complete solution, in fiscal 2006 we have begun marketing our software via licensing to select strategic customers.

The MediaVault RAID software family is a third generation code set that is focused on providing very high performance throughput for video applications using RAID 0 and RAID 3 in a very low cost hardware architecture thus providing a superior value for the content creation market.

The DiMeda family utilizes our common NAS software.  This software consists of several code sub-libraries, including open source operating and file systems.  Ciprico also developed components for the clustering and management of devices, capacity and performance for multi-stream environments. Ciprico’s network attached software provides reliable and efficient shared file services across ubiquitous IP network infrastructure.  Demand for storage services at the shared file system level is expected to increase as networking technology improves to enable high end digital imagery processing and distribution across multiple heterogeneous servers. Software distribution is controlled by a set of licensing keys on the base functionality as well as for premium options like capacity and bandwidth management enabling third party manufacturing and multiple end user configurations.

Customer Services.

                Standard Warranty.

Included with almost every product sale is our standard warranty (generally 3 years), which comprises standard business hours telephone support to record, diagnose, advise on and solve issues of operational nature relating to all products.  Standard warranty technical support can also be accessed through e-mail or by filling out and submitting the appropriate form on our website.  In the event of product or component failure, the technical support team works with sales support to respond appropriately.  Shipped products are supplied with a standard return-to-factory warranty.

Product Service Programs.

In addition to the standard warranty offered on product sales, we offer a range of contract-based service programs with ascending levels of product service coverage.  These service programs are adjunct to the standard warranty and comprise the following:

i)                                         Lights On — 24x7 telephone support. Essentially an all-hours version of the technical support detailed above.

ii)                                      Hot Spare — Advanced Parts Replacement available as 1, 2 or 3 year contracts whereby in the event of a part failure the customer can request the shipment of a new replacement part before the failed part is returned.

iii)                                   Hot Spare with Secure Site Rider — As above but intended for those with equipment in a secure environment.

iv)                                  On Site Service — 1, 2 or 3 year contracts providing different support levels: Next business day or same day; 4 hour or 8 hour response; Monday-Friday or 24x7 coverage. These services are offered through a third-party service partner. Telephone support matching the coverage purchased is automatically included with these services.

                Our Hot Spare Programs provide customers with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, Louisville, the United Kingdom and Singapore.

Other Customer Services.

We also offer professional services as our systems engineering group provides design, prototyping, performance tuning, testing, statements of work and proposals for storage solutions when requested by customers. In the event that an engineer has to go to customer site to provide any or all of the above, a fixed daily fee may apply.  In addition to professional services we also provide technical training, which may include classes that are offered at a customer site or at Ciprico headquarters for up to 6 students.  Standard repair outside of the standard warranty provides 10-day turn-around of repaired part for most products and 2-day turn around for MediaVault products.

(2)           Marketing and Distribution.

Markets.

Our market focus is digital media workflows, with our primary focus on content creation (including both pre-media and video), post-production, broadcast, and military and government.  In each of these markets, we concentrate on applications where our customers need performance, high reliability and value to accelerate their workflow and improve their profitability.

Inherent to all the applications within each of our primary markets is a “digital media workflow” which is that industry’s version of a production line.  For the content creation market, the workflow centers around the “raw material” stage of production as the digital or video asset is created at this level. In post production the workflow starts with ingest of content from a video tape or film that is scanned and taken through a process, defined as Digital Intermediate, where editing, rendering, color grading or correction and other effects produce finished content that is recorded back onto tape or film or played out digitally.  In the case of the broadcast market, the workflow is characterized by ingesting incoming video feeds from satellites and remote news crews, editing the raw video to prepare the news story and then a “play-to-air” process where the video is broadcast from the network feed.  For military applications the workflow begins with surveillance gathering followed by image processing and concludes with the dissemination of data to military commanders in the field.  We believe our understanding of these application workflows positions our products to be successful in our target markets.  Our technology development is focused on solutions that improve the productivity of these workflows for the end users.

Content Creation.  Companies involved in video content creation such as advertising agencies, post-production houses and video production companies are our primary focus.  As these workflows move from SD (Standard Definition) assets to HD (High Definition) the need for storage increases exponentially.  Applications within this rapidly expanding global market segment have traditionally included 3D animation, special effects, film restoration, editing and archive.

Post-Production.  Traditionally post-production has referred to the special effects and post capture market in the film industry.  In the future the capture of the image will be done with a digital camera, rather than film, creating a significant opportunity for the next generation of “ digital film” and archives for the digital intermediate work (i.e. special effects, lighting changes, etc.) and ultimately the permanent archiving of these assets.

Broadcast.  This market segment includes companies that create, edit, manipulate and broadcast images, in real-time using digital technology, which provides reduced cost of ownership and increased productivity over traditional film and tape based methods.  The expansion of HDTV worldwide provides opportunity for vendors with solutions that improve the productivity of creating, managing and storing HD content.  Our solutions meet the requirements of broadcast and video services applications, which require very high bandwidth and absolute reliability to supply many simultaneous video streams to multiple users where interruption of service and dead airtime is not acceptable.  With images stored as data, applications for storage devices within the television broadcast segment include electronic news gathering, commercial and promotional insertion and TV broadcast.

Military and Government.  Our primary focus in this market segment are applications commonly referred to as “Command and Control” or C4I.  The primary applications within the C4I are those involving the collection, processing and dissemination of visual reconnaissance and surveillance data.  Mission planning, intelligence gathering and targeting applications involve capturing visual data via airborne or space-based satellite sensors in reconnaissance and surveillance applications.  A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds to thousands of frames per day.  In the case of satellite-based imagery sensors, our products are used at the supporting ground stations.   For airborne applications, our products are onboard aircraft and imagery data is captured at a very high transfer rate.  In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users.  Once processed, the imagery data is stored in digital asset management databases for fast query and retrieval.  These databases often reach multiple terabytes in size and require the high bandwidth performance our products provide.

                Other Markets.  Our products are also used in other rich media applications in medical imaging and digital security.  For medical imaging, picture archive and communications systems (PACs) involves the archiving and retrieval of medical images such as digital x-rays, mammography, CAT scans, MRIs, etc.  PACs application requirements for storage systems include low-cost, easy-to-use, ability to add capacity over time, on-site support capability and features to protect the medical images utilizing disaster recovery methods.  Digital Security markets employ disk-based storage as a repository for images recorded from Digital Video Recorders (DVRs) and with the advent of IP based cameras, are increasingly using networked recorders and storage to meet customer demand for more easily manageable and trackable images.

                Sales Channels.

Our products are sold through a direct sales force calling on a combination of OEMs, system integrators, distribution partners and dealers.  Our direct sales organization is primarily responsible for “demand creation” activities and customer development within these distribution channels in the United States.  We also have representation in Canada and Europe via independent representative organizations.  In addition to our sales force, we have inside sales and pre-sales system engineering resources that work closely with the sales teams.  These resources complement our direct sales forces, as well as our representative organizations.

As a part of our marketing and sales strategy, we enter into relationships with companies that could play an important role in the successful marketing of our products. Historically, our storage solutions have been sold to OEMs and systems integrators for inclusion in their own solutions delivered to end-users. The initial sales process for OEMs and system integrators is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations with sales cycles ranging from three to eighteen months.  During fiscal 2005, we focused a portion of our sales efforts on distribution partners with an existing network of dealers, integrators, and resellers, and to a limited degree, large end-users including government departments and agencies.  Typically, these distribution partners provide a wide range of storage products to both general purpose and vertical markets.  Distribution and dealer sales cycles are typically shorter and range from two weeks to three months.

(3)           Status of New Products.

See item (10) below.

(4)           Competition.

The market for all levels of storage solutions is highly competitive.  We compete against independent storage suppliers, including but not limited to EMC Corporation, Dot Hill Corporation, Infortrend Technology, Inc., Xyratex,  as well as numerous privately-held companies including Isilon, Data Direct, Blue Arc and Pillar Data.

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

Our ability to compete successfully depends upon our ability to continue to develop high performance and high reliability products in a timely manner that obtain market acceptance and can be sold at competitive prices.  Although we believe that our solutions have certain competitive advantages, there can be no assurance that we will be able to compete successfully in the future or that other companies may not develop products with greater performance and thus reduce the demand for our products, or that we will not encounter increased price competition for such products which could materially and adversely affect our operating results.  Also, our customers and other manufacturers could develop their own solutions rather than use our products, which could materially and adversely affect our operating results.

(5)           Manufacturing and Suppliers.

Our products are manufactured utilizing both configure-to-order and inventory fulfillment operations models.  In-house manufacturing activities for our products primarily involve quality assurance testing of subassemblies, final system assembly, integration and final test. Our assembly operations are ISO 9001:2000 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of some of our products does, however, require extensive testing by skilled personnel.  With the purchase of the MediaVault product line in January 2005 our product line was broadened.  The manufacturing of the existing MediaVault product line was transitioned to Plymouth, MN in April of 2005.

We purchase certain raw materials and components for our MediaVault and DiMeda product lines based on historical demand levels.  Procurement for all other product lines is demand driven.  Customers may generally cancel or reschedule orders without penalties. Accordingly, we believe that backlog is generally not meaningful for purposes of predicting our revenue for any fiscal period.

Our storage products are comprised mainly of a controller, an enclosure, disk drives, power supply and other miscellaneous parts.  Although the subsystems are unique and not readily available, they do contain many components that are industry standard parts that are readily available from many suppliers at competitive prices.  Our controller board assemblies are purchased from ISO 9001 contract manufacturing companies, which manufacture the assemblies to our specifications.  The completed board assembly is received at our facility where it is subject to test procedures to insure product performance, reliability and quality.  The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available.  Some of our DiMeda products are sourced as a fully-integrated hardware solution from our supplier, with our software loaded at their location.  In some instances, these DiMeda products can be final tested and shipped directly to our customers from our supplier.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  We purchase a substantial amount of disk drives manufactured by Seagate Technology Inc. (“Seagate”), Hitachi Global Storage Technologies (“Hitachi”) and Maxtor Corporation (“Maxtor”).  We purchase substantially all our disk drives and certain other components via a consignment purchase program through a distributor, Bell Microproducts Inc. (“Bell”) or on the “on the spot” market depending on price trends.  All other components are procured pursuant to purchase orders, although we do have agreements with certain suppliers for the procurement of components that include provisions for purchase commitments of up to ninety (90) days of forecasted demand.  Furthermore, because of increased industry demand for many of those components, our suppliers may, from time to time, not be able to make delivery on orders on a timely basis.  In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components or the next generation of those components available to us.

For certain components, such as disk drives or controller boards, if we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of the our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components. We estimate that replacing certain components, such as our controller board, or changing manufacturers would involve several months of hardware and software modifications and would disrupt sales.

We have no long-term supply contracts.  There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require.  If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share.  In addition, scarcity of such components could result in cost increases and adversely affect our operating results.  Our principal suppliers are Bell, Plexus Inc., Du Fresne Manufacturing Co., Arrow, JMR and Adaptec Inc.

(6)           Customer Dependence.

Our products are sold to a broad base of customers.  As a percentage of sales, Thomson Broadcast Solutions, represented 18% and 35% of net sales in fiscal 2005 and 2004, respectively.

(7)           Patents and Trademarks.

As part of the acquisition of the assets of Huge Systems, Inc. in January 2005, the Company obtained rights to a patent pending for Media Server with single chip storage controller.  In September 2005, this patent was awarded to Ciprico and will be issued in November 2005.  This patent relates to the conversion of digital medium direct from disk to TCP/IP (Transmission Control Protocol/Internet Protocol) format for distribution.   The market applications are in digital cinema, Video on Demand and related remote play out applications.

In March 2004, we were granted a patent related to the interprocessor communication technology suitable for use in high reliability / availability storage server products.  We have also submitted two additional patent applications on certain key attributes of the TALON product.  These patent applications disclose aspects of removable disk pack technology as it relates to a redundant array of independent drives.

We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable in the digital media workflows.  Protection of our proprietary hardware, firmware and software is very important to us.

We also rely upon copyright, trade secret protection and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, NETarray®, DiMeda®, SANITY® and FibreSTORE® and have a registration application pending for our trademark Accelerated Drive Teaming™.  As Part of the asset purchase from Huge Systems, Inc. we obtained the rights for the use of trade names Huge Systems, Huge Sanstream and Huge MediaVault.

(8)           Backlog.

We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2005, we had approximately $103,000 in backlog that is scheduled to ship in fiscal 2006.

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

(10)         Research and New Product Development.

We operate in an industry subject to rapid technological change.  Our goals in research and development are to develop performance based solutions that meet the needs of our customers and provide a return consistent with our corporate objectives.  Our ability to achieve this goal is largely dependent upon our ability to anticipate and respond to change.  We use engineering design teams that work cross-functionally with sales and marketing, system engineering and customers to develop products and product enhancements.  As part of our development strategy, we actively seek available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.

The majority of our research and development efforts are focused on the development of stand-alone storage appliances.  We were the first manufacturer to introduce a disk array integrating the Fibre Channel interface in 1996. Through 1999 our products were focused on high-bandwidth RAID 3 and 4 applications.  With the introduction of our Common RAID Software and our NETarray family of products, we have broadened our product offering to include transaction-based RAID 5 capabilities, while still satisfying the needs of bandwidth applications.

A focus of our current product development activities is in the film and video workflow markets utilizing RAID 6, Infiniband and unique archival strategies.   In addition, the FibreSTORE common software platform will be enhanced with an iSCSI interface specifically for a military client who is paying for its development and the capability to run at 4Gb speeds.   Our DiMeda products will be enhanced with completion of the TALON NAS product and updated for ROHS (see below) compliance during 2006 as well as software updates.

Our research and development expenses were $3.5 million, $5.2 million and $6.2 million in fiscal 2005, 2004 and 2003 respectively.  All of our research and development expenditures are expensed as incurred.  As of November 1, 2005, we had 17 full-time employees engaged in research and development activities.

We do not have significant firm orders for our development stage products.  There is no assurance that any of our development programs will be completed or that the resulting products, if any, will be marketed successfully.

(11)         Environmental Regulation.

Compliance with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon our capital expenditures, earnings or competitive position.  We are in the process of assuring we will be compliant on applicable products as it relates to the European Union doctrine - ROHS (Restriction of Hazardous Substances) as well as finalizing our compliance with WEEE (Waste Electrical and Electronic Equipment).

(12)         Employees.

As of November 1, 2005, we had 51 full-time employees, of which 20 were in engineering, research and development and technical support, 15 in sales, marketing and customer service, 9 in manufacturing, operations and quality assurance, and 7 in general management, accounting, information systems and administration.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are satisfactory.

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

WE HAVE INCURRED LOSSES AND MAY NOT BE ABLE TO ACHIEVE AND MAINTAIN PROFITABILITY.

We experienced losses of $2.4 million, $7.4 million and $3.9 million for the years ended September 30, 2005, 2004 and 2003, respectively.  There can be no assurance that we will be profitable on a quarterly or annual basis. If we are unable to generate net income from operations, our business will be adversely affected and our stock price will likely decline.

Our revenues will have to significantly increase in order for us to support our current and expected level of operating expenses. We may not be able to achieve profitability without this revenue increase.

AN ECONOMIC DOWNTURN IN MARKETS IN WHICH WE ARE CONCENTRATED OR THE LOSS OF KEY CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT REVENUES AND OPERATING RESULTS.

Our revenues have been derived primarily from sales to customers in the Broadcast, Content Creation, and Military and Government markets.  We are not able to predict with any certainty the demand for our products in each of our primary markets.

Sales in the Broadcast segment decreased approximately $4.6 million or 62% in fiscal 2005 versus 2004.  In that we market to OEMs or integrators who are dependent on capital spending levels at television stations demand from customers in this market can be dependent, in part, on overall levels of advertising revenues and general economic conditions.  Furthermore, the storage market within the Broadcast industry is highly competitive, which has adversely impacted our sales.   During fiscal 2005, we experienced a significant reduction in demand from our key customers in this market.  Our ability to predict the demand levels in this segment is limited given the general economic uncertainties and the ongoing impacts from competition.

Sales in the Military and Government market as a percentage of net sales were 40% and 49% in fiscal 2005 and 2004, respectively.  Demand for our products in this market have been historically cyclical and fluctuate based on timing of defense spending and technology upgrades within programs that currently specify our products.  It is difficult to assess the specific timing of the deployment and funding of these programs, which adversely impacts our ability to forecast demand for our products in this segment.  There can be no assurances that we will experience growth in this market segment during fiscal 2006.

Historically, a material percentage of our net sales in each year have been derived from a limited number of customers. For fiscal 2005 this has improved somewhat as our top four customers accounted for approximately 34% of our net sales in 2005 as compared to 54% for 2004.  While this is an improvement we still expect that a high percentage of our sales for the foreseeable future will continue to come from a relatively small number of customers. There can be no assurance that orders from existing customers will continue at their historical levels, or that we will be able to obtain orders from new customers. An economic downturn in one of our primary markets, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby adversely affecting our business.  Further, because our customers include numerous distributors and dealers who work on relatively thin margins or are thinly capitalized, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

WE MAY HAVE DIFFICULTY PREDICTING RESULTS WHICH WOULD LIKELY RESULT IN A DECLINE IN OUR STOCK PRICE.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly in the future due to a number of factors, any of which may cause our stock price to fluctuate. The primary factors that may affect our quarterly financial performance include the following:

•                    the timing of customer orders for the FibreSTORE product line, which are often concentrated toward the end of a quarter, particularly large orders or whether any orders are cancelled;

•                    general economic trends and factors;

•                    market acceptance of new products and product enhancements;

•                    mix of product sales within a quarter;

•                    our ability to develop, introduce, ship and support new products and product enhancements;

•                    our sales cycle can be long on some products, up to 12 months or more;

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

Sales for any future quarter are not predictable and therefore we may experience a significant degree of uncertainty. We generally operate with limited order backlog because our products are typically shipped shortly after orders are received. Further, we generally do not enter into long-term purchase contracts with customers. As a result, sales in any quarter are generally dependent on orders booked and shipped in that quarter. Due to the unpredictable timing of customer orders, we may ship products representing a significant portion of our net sales for a quarter during the last month of that quarter.

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

WE HAVE LIMITED PRODUCT OFFERINGS AND DEPEND ON THE WIDESPREAD MARKET ACCEPTANCE OF OUR EXISTING AND NEW PRODUCTS.

We only address a small fraction of the overall global computer storage market, our focus on our limited markets is with a limited number of existing products. In addition, we are dependent on new products for a substantial part of our revenue.  Specifically, during fiscal 2005 and 2004 we derived approximately $0.9 million and $6.4, respectively, of our revenue from our legacy and NETarray  products.  We derived approximately 28% and 29% in 2005 and 2004, respectively, of our revenue from our FibreSTORE 2210 product, and approximately 22% and 18%, respectively of our revenue from our DiMeda product family.  As a result of the asset acquisition in January 2005, new to Ciprico is the MediaVault product line which accounted for 31% of net sales in 2005.

We expect the MediaVault and DiMeda  products will account for a substantial and growing portion of our total revenue for the foreseeable future. However, the demand for, and market acceptance of these products is uncertain. Historically, our  product offerings consist of a limited number of product lines.  As such, the widespread market acceptance of new products in our markets is critical to our future success.

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

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN COMPONENTS.

We depend upon a limited number of suppliers for several components used in the manufacture of our products, such as disk drives, and other components. In the future, we may experience shortages of or difficulties in acquiring these components. Failure to manufacture our products on a timely basis would have a negative impact on our business and operating results.  If we had to seek alternative sources of supply, the incorporation of such components from alternative suppliers and the manufacture and shipment of our products could be delayed while modifications to such products and the accompanying software were made to accommodate the introduction of the alternative suppliers’ components.

We purchase certain raw materials and components based on forecasted order levels.  Forecasting orders is difficult. Some of our OEM customers provide us with a forecast of expected order delivery dates, but generally customers place orders for immediate delivery, not in advance of need.  Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, then we may have excess inventory, which would increase our costs. If we underestimate our component requirements, then we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Either of these occurrences would negatively impact our business and operating results.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT MAY DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products and services, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities.  In the event of any future purchases, we could:

•                    spend significant amounts of cash;

•                    issue stock that would dilute our current stockholders’ percentage ownership;

•                    incur writedowns of goodwill, purchased in-process reasearch and development or amortization expenses related to other intangible assets; or

•                    incur debt or assume liabilities.

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

We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel related to organizations that we might acquire or merge with in the future.

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD INCREASE OUR COSTS AND DELAY PRODUCT INTRODUCTION.

Our products frequently contain undetected software or hardware errors when first introduced or as new versions are released. Our products are complex and errors may be found from time to time in our products, including new or enhanced products. In addition, our products are combined with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. Moreover, the occurrence of hardware and software errors, whether caused by our or another vendor’s products, could delay or prevent the development of the markets in which we compete.

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

Historically, we have not pursued patents on all of our intellectual property and we relied on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with substantially all our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

We have submitted two patent applications on certain key attributes of the TALON product.  These patent applications disclose aspects of removable disk pack technology as it relates to a redundant array of independent drives.  There is no assurance these patent applications will be successfully prosecuted or, if successful, whether these patents will provide us with competitive advantages or would not be challenged by third parties.

Although we believe that we possess all required proprietary rights to the technology involved in our products and that our products, trademarks and other intellectual property rights do not infringe upon the proprietary rights of third parties, we cannot assure that others will not claim a proprietary interest in all or part of our technology or assert claims of infringement. All such claims, regardless of their merits, could expose us to costly litigation and could substantially harm our operating results.

ITEM 2.	PROPERTIES

Our administrative headquarters, manufacturing as well as some of our operations are located in one building in Plymouth, Minnesota, totaling approximately 39,000 square feet.  This facility is leased under a operating lease through October 2009.  The lease provides for base rental payments of approximately $335,000 through October 2005 with increases of approximately 3% each subsequent 12-month period.  The lease also includes provisions for early termination as of October 2007.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  As part of the purchase of substantially all of the assets of Huge Systems, Inc. in January 2005, we assumed leases of 4,300 square feet of space in Agoura Hills, California for sales, service and research and development.  The leases expire in June 2006 and provide for gross rental payments of approximately $7,000 per month.  There is an option to extend the California leases for two years at market rate.   We believe that our existing facilities and equipment are well maintained and in good operating condition.  We own most of the equipment used in our operations.  Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

                In connection with a work force reduction and restructuring implemented in April 2004, we abandoned approximately 17,000 square feet of our headquarters facility and in December 2004 sublet this space.  The sublease is to a third party at a rate lower than our lease rate.  As a result of this sublease, we reversed $466,000 of the charge we recorded for lease abandonment in December 2004.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to, nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers are as follows:

James W. Hansen	50	Chief Executive Officer and Chairman of the Board
Monte S. Johnson	47	Vice President of Finance and Chief Financial Officer

                James W. Hansen has been Chief Executive Officer of the Company since September 30, 2004 and Chairman of the Board since April 2005.  Mr. Hansen previously served as Interim Chief Executive Officer of the Company from March 18, 2004 to September 30, 2004 and has been a director of the Company since April 2001.  Mr. Hansen also served as Chairman of the Board from January 2003 to March 2004.  Since 1992 Mr. Hansen has served as an investor, director, president or vice president of several private companies in the medical services and technology industry.  Mr. Hansen was President, CEO and Treasurer of E.mergent Incorporated (NASDAQ: EMRT) from November 1996 and Chairman of the Board of Directors from May 1997 until the sale of the company in May 2002.  From 1986 to 1992, he was Senior Vice President and General Manager of the pension division of Washington Square Capital, a Reliastar Company, a NYSE-traded financial services company now known as ING Reliastar.  From 1983 to 1986, he was Vice President of Apache Corporation, a NYSE-traded oil and gas exploration company.  From 1979 to 1983, Mr. Hansen was a teacher and management consultant.  He has also served as a director of three public companies and has taught in the MBA program at the University of St. Thomas since 1984.

                Monte S. Johnson has been Vice President of Finance and Chief Financial Officer since June 1, 2005.  Mr. Johnson previously served as Interim Chief Financial Officer of the Company from March 10, 2005 to June 1, 2005.  Prior to joining Ciprico Mr. Johnson was the lead consultant of MSJ & Associates, LLC, a business consulting company focused on finance, strategic planning and operational consulting for public and private companies.  Mr. Johnson is President of MSJ & Associates, LLC.  From 1999 to 2001, Mr. Johnson was Senior Vice President, Chief Financial Officer and Chief Administrative Officer of Pro Staff Personnel Services.  From 1991 to 1999, Mr. Johnson served in various financial and management positions at General Electric Company and Honeywell Inc.  Prior to 1991, Mr. Johnson worked 11 years at Deloitte & Touche International.  Mr. Johnson is a CPA and MBA.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK TRADING

Ciprico common stock is traded on the Nasdaq National Market under the symbol CPCI. As of October 31, 2005, there were approximately 1,600 stockholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2005 and 2004, were:

	2005		2004
Quarter	High	Low	High	Low
First	$4.45	$3.72	$5.39	$4.72
Second	4.73	3.82	6.12	4.72
Third	4.75	4.03	5.59	4.40
Fourth	4.97	3.82	4.54	3.27

We have not, and do not intend to pay cash dividends on any of our securities for the foreseeable future. We made no sales of unregistered securities, and made no repurchase of equity securities, during the quarter ended September 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION - See Item 12.

ITEM 6.	SELECTED FINANCIAL DATA

Ciprico Inc. and Subsidiaries

Amounts in thousands (except per share data)

SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Years ended September 30	2005	2004	2003	2002	2001
Net sales	$13,213	$18,081	$31,215	$31,440	$32,983
Gross profit	4,779	6,152	11,375	10,917	13,623
% of sales	36.2%	34.0%	36.4%	34.8%	41.3%
Operating expenses	7,780	13,956	15,740	20,327	22,611
% of sales	58.9%	77.2%	50.4%	64.7%	68.6%
Loss from operations	(3,001)	(7,804)	(4,365)	(9,410)	(8,988)
% of sales	(22.7)%	(43.2)%	(14.0)%	(29.9)%	(27.3)%
Other income, net	562	426	450	956	1,866
Income tax expense (benefit)	—	—	—	(1,950)	440
Net loss	$(2,439)	$(7,378)	$(3,915)	$(6,504)	$(7,562)
Shares used to calculate net loss per share
Basic	4,762	4,717	4,676	4,895	5,050
Diluted	4,762	4,717	4,676	4,895	5,050
Net loss per share—Basic	$(0.51)	$(1.56)	$(0.84)	$(1.33)	$(1.50)
Diluted	$(0.51)	$(1.56)	$(0.84)	$(1.33)	$(1.50)

SELECTED CONSOLIDATED BALANCE SHEET DATA

September 30	2005	2004	2003	2002	2001
Working capital (including all marketable securities)	$15,671	$20,318	$25,972	$29,576	$35,531
Total assets	22,172	25,162	32,336	28,115	44,679
Stockholders’ equity	18,632	20,857	27,986	32,238	39,530

CONTRACTUAL OBLIGATIONS

The Company’s only material contractual obligations pursuant to this item are the operating leases noted in Note 8. “Commitments” to the Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Pursuant to this, in virtually all cases revenue is recognized upon shipment of products.

Products sold are generally covered by a standard warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.

In addition to the standard warranty offered with each product sale, we offer separate service contracts to our customers with varying levels of service.  Revenue from the sale of these contract-based service programs is deferred and recognized on a straight-line basis over the term of the related agreement.

Any other services provided (such as professional services, technical training and out of warranty repair) for customers are done a fee basis and revenue is recognized when these services are provided.

In 2006, we will begin to offer certain of our developed technologies to customers under a software license arrangement.  We intend to account for these transactions under the applicable sections of Statement of Position 97-2 “Software Revenue Recognition” and Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we did increase our allowance by approximately $300,000 when a key distributor filed for bankruptcy.  Since many of our accounts receivable are with distributors, dealers and other resellers, many of which have thin profit margins and may be thinly capitalized, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Cost is determined using an average cost method.  We regularly review inventory quantities on hand and record a provision to reduce excess and obsolete inventory to estimated market value based primarily on our estimated forecast of product demand and production requirements for the next twelve months or expected life of the representative product. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. If our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.

We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results

Warranty

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

Deferred Taxes

We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income or loss, projected future taxable income or loss, and the expected timing of the reversals of existing temporary differences.

OVERVIEW:

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Annual Report on
Form 10-K.

We are a leading provider of digital media workflow solutions.  Our solutions combine storage, networking and computing solutions to simplify and accelerate digital media workflows. Our primary markets are content creation (which includes applications in pre-media and video), post-production (which includes applications in digital video production), broadcast and entertainment (which include applications in digital cinema, broadcast and film) and military and government (which include applications involving the data capture, processing and dissemination of surveillance images).

The following table sets forth certain items from Ciprico’s Consolidated Statements of Operations, as a percentage of net sales for the years ending September 30.

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.8	66.0	63.6
Gross profit	36.2	34.0	36.4

Operating expenses:
Research and development	26.2	28.5	19.9
Sales and marketing	21.1	25.4	21.3
General and administrative	13.7	9.5	7.6
Restructuring charges	(2.2)	13.8	1.6
Total operating expenses	58.8	77.2	50.4
Loss from operations	(22.6)%	(43.2)%	(14.0)%

NET SALES:

There is a convergence in the marketplace as evidenced by customers involved in multiple stages of digital media workflows.  Customers use our products in a variety of digital workflow applications including content creation, post production (including digital film and video) and digital broadcast.  Because of this convergence it is increasingly difficult to define a certain market into which our solutions may be sold and in addition, more difficult to define a particular customer into a definitive market space.

For purposes of this analysis of our net sales we have separated sales into 3 major categories:

Broadcast — sales of our products primarily to OEM’s that include our product in a larger application

Military & Government — any product sold into this fairly well defined customer base

Content Creation — product sales to users of digital video and graphics customers

Comparative information on sales by market is shown in the charts below (in millions):

	2005		2004		2003
Market	Sales	% of Total	Sales	% of Total	Sales	% of Total
Broadcast	$3.9	30%	$8.5	47%	$20.1	64%
Military & Government	5.2	39	8.9	49	10.6	34
Content Creation	3.8	29	—	—	—	—
Other	0.3	2	0.7	4	0.5	2
Total	$13.2	100%	$18.1	100%	$31.2	100%

Sales for 2005 decreased 27% from 2004 sales, which decreased 42% from 2003 levels. In January of 2005 the MediaVault product line, principally sold into the Content Creation marketplace, was purchased from Huge Systems, Inc.   We believe there is considerable growth in the Content Creation marketplace and that our solutions are designed to meet the specific needs of these customers.  We also believe that we have and are developing applications for the latter stages in the digital workflow process, including capture, management, archival and distribution of digital assets.

Sales in the Broadcast segment decreased 54% in 2005 and 58% in 2004.   We believe the decreases in the last two years are the result of lost business from competitive effects at each of our largest broadcast OEMs and, to a lesser extent, the result of softer demand within the broadcast industry.  Sales to our two largest OEM’s decreased over $4 million from 2004 to 2005.

Sales in the Military and Government market decreased 42% in 2005 versus 16% in fiscal 2004.  The decreases in the past two fiscal years reflect reduced spending levels from system integrators associated with defense related programs.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  We believe our sales in this segment have been adversely impacted by delays in the deployment and funding of certain programs in which our products have been specified. Sales in the Military segment have historically fluctuated between years due to the timing of spending on defense-related programs.

Sales of the NETarray and legacy products decreased from $6.4 million in 2004 to $0.9 million in 2005.  Sales of both FibreSTORE and TALON products decreased approximately 30% from 2004.   Over 53% of sales in 2005 came from the DiMeda and MediaVault family of products and we expect that this percentage will increase in 2006.  We believe that our revenue growth in the future is dependent on our ability to provide new products and expand the applications of our products into targeted market segments, particularly digital video, digital broadcast and digital cinema.  From a strategic standpoint we believe that part of our future revenue streams may come from the license of our proprietary software.  In 2005 we did not sell software separately from our hardware.  However, beginning in fiscal 2006 we are making this an option for our customers.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 36.2% in 2005, and 34.0% in 2004.  The decrease in 2004 can primarily be attributed to unfavorable overhead absorption due to lower unit volumes and the impact of a third quarter charge of $900,000 to cost of sales and inventory to reduce certain legacy products to market value.  The gross margin in 2005 was substantially affected by the addition of the MediaVault product line through acquisition in January 2005.  These products carry a slightly higher gross margin percentage than the other product lines.

Gross profit on product sales is highly dependent on the cost of various components including disk drives and may fluctuate from quarter to quarter. We believe our strong vendor relations will aid in component availability and cost sensitivity.  We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2006. We intend to partially offset these margin pressures through new product introductions and cost reductions.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses decreased approximately $1.7 million or 33% in 2005 compared to a decrease of $1.1 million or 17% in 2004 versus 2003.  These decreases are primarily a result of decreased prototype spending on development projects, a continued shift towards software development activities and reduced staffing levels between years.  The decrease for 2005 would have been greater based on reduced staffing levels implemented in the second half of fiscal 2004, however several people were added as a result of the purchase of the MediaVault product line in January 2005.

SALES AND MARKETING EXPENSES:

Sales and marketing expenses decreased approximately $1.8 million or 39% versus a decrease of  $2.0 million or 31% for 2004 compared to 2003.  The reduction in both years reflects reduced headcount, resulting from our restructuring efforts implemented in each of the past three fiscal years.  The net decrease also takes into consideration the addition of headcount as part of the asset purchase in January 2005.  The reduction in expenses during fiscal 2005 and 2004 also reflects reduced spending on trade show and promotional activities.  We expect these expenses to increase in absolute dollars during fiscal 2006 as a result of additional sales personnel being added in the past few months and an increase in trade show attendance.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses increased a net $100,000 from 2004.  This net number is a result of many factors including the addition of the California facility and the other costs related to the acquisition, increased costs of regulation compliance, and increased costs of insurance — offset by a reduction in personnel costs as a result of restructuring efforts implemented during the second quarter of 2005 and the third quarter of fiscal 2004.  Overall expenses decreased $683,000 in 2004 compared to fiscal 2003 as a result of the reduction in personnel costs tied to the restructuring efforts implemented during the third quarter of fiscal 2004, a reduction in the allowance for bad debt and a reduction in legal expenses.  We expect general and administrative expenses to increase in fiscal 2006 due to anticipated higher insurance costs and increased accounting and audit fees related to Sarbanes-Oxley Section 404 compliance.

RESTRUCTURING:

During both the second quarter of 2005 and the third quarter of 2004, we implemented workforce reductions, the larger of which was the one in 2004, a 40% reduction in personnel.  As a result of the 2005 restructuring we recorded a charge of $285,000 related to employee termination costs.  In April 2004 a restructuring charge of $3.4 million was recorded, of which approximately $1.1 million was for employee termination costs,  $900,000 was related to a non-cash charge to cost of sales for reducing certain legacy product inventory to market value, and $1.4 million was related to the abandonment of a portion of Ciprico’s headquarter facility and the write down of certain fixed assets.   Due to the sublease of the abandoned space in December 2004 and the additional mitigation of other costs associated with previous restructuring charges, $576,000 of earlier restructuring charges were reversed in fiscal 2005.  We do not anticipate any further restructuring efforts in the near future.

OTHER INCOME:

Other income of $562,000 and $426,000 in fiscal 2005 and 2004, respectively, is primarily attributable to interest income on cash and marketable securities. The increase for 2005, despite lower principal balances is the result of overall higher market interest rates and active management of the investments.

INCOME TAX EXPENSE:

For fiscal 2005 and 2004, no income tax benefit was recognized, as we do not expect to realize any current income tax benefits.  The effective income tax expense was 0% in 2005 and 2004. See Note 4 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2005, we had a total of cash, cash equivalents, marketable securities and asset-backed short-term investments of $16.1 million compared to $21.3 million at the end of 2004 and $22.0 million at the end of 2003.  The September 30, 2005 amount of $16.1 million includes $2.6 million which is classified as non-current as it matures in fiscal 2007, however it could be available for Company use with minimal cost.

Cash flows used in operating activities were $3.5 million, $299,000, and $3.4 million in 2005, 2004, and 2003, respectively. The use of cash in all years reflects the net loss and the impacts of depreciation and changes in working capital.   The change in total cash and investments between 2005 and 2004 relates to the cash flow to support the net loss, change in working capital and $1.8 million of cash paid out as part of the acquisition of substantially all of the assets of Huge Systems, Inc. in January 2005.   Capital expenditures were $98,000, $380,000, and $1.2 million in 2005, 2004, and 2003, respectively.

We anticipate that capital expenditures and related expenses for product development activities in 2006 will approximate $500,000.   Some of our development work may become reimbursable via non-recurring engineering fees we anticipate receiving from certain customers.  There were no shares repurchased in fiscal 2005 or 2004.  During 2003, we repurchased 198,000 shares at a total cost of approximately $692,000.  The total amount authorized to be expended under the stock buyback program is $12.0 million.  This program is currently suspended.  As of September 30, 2005 and 2004, 1,037,035 shares of common stock had been repurchased for $7.8 million.

Despite the cost reduction efforts implemented during 2005 and 2004, we are uncertain as to when we can expect to return to profitability due to the lack of any ability to forecast sales in our markets and continued investments expected in new product development.  We are dependent on a substantial increase in sales to be able to achieve profitability. We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, as well as any potential acquisitions in fiscal 2006.

As of September 30, 2005, we have lease commitments, including base rents and operating costs, on our corporate headquarters of about $400,000 for each of the next two years.  The lease contains a buy-out clause, which would allow us to leave the premises in October of 2007 for a fee of $60,000.  The lease expires in October of 2009.  We have a sublease in place with a third party for part of this space through October of 2007 which provides us with sublease income of approximately $139,000 per year for the next two years.  Our lease commitments for our California office only go through June 2006 at a monthly gross rent of approximately $7,000.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) “Share-Based Payment”.  SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  SFAS 123R will be effective for the Company at the beginning of fiscal 2007 (October 1, 2006).  We have not completed the process of evaluating the impact that the adoption of SFAS 123R will have on our financial statements.  In the Notes to Consolidated Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

CAUTIONARY STATEMENTS:

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

Ciprico Inc.

Amounts in thousands, except share data

September 30	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,094	$4,394
Marketable securities and short term investments	9,406	16,946
Accounts receivable, less allowance of $467 in 2005 and $401 in 2004	1,126	1,665
Inventories	1,724	1,330
Other current assets	270	288
Total current assets	16,620	24,623

PROPERTY AND EQUIPMENT, AT COST:
Furniture and fixtures	505	501
Equipment	4,635	4,991
Leasehold improvements	632	632
	5,772	6,124
Accumulated depreciation and amortization	(5,525)	(5,626)
Net property and equipment	247	498

NON-CURRENT MARKETABLE SECURITIES	2,591	—
GOODWILL	2,430	—
OTHER INTANGIBLES, NET	237	—
OTHER ASSETS	47	41
	$22,172	$25,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,131	$1,432
Acquisition payable	1,014	—
Accrued compensation	357	537
Warranty accrual	220	240
Accrued restructuring	184	1,217
Other accrued expenses	476	587
Deferred revenue	158	292
Total current liabilities	3,540	4,305

STOCKHOLDERS’ EQUITY:
Common stock, 4,783,457 shares and 4,738,595 shares issued and outstanding in 2005 and 2004	47	47
Additional paid-in capital	35,288	35,118
Retained deficit	(16,698)	(14,259)
Deferred compensation from restricted stock	(5)	(49)
Total stockholders’ equity	18,632	20,857
	$22,172	$25,162

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

Ciprico Inc. and Subsidiary

Amounts in thousands, except per share amounts

Years ended September 30	2005	2004	2003
Net sales	$13,213	$18,081	$31,215
Cost of sales	8,434	11,929	19,840
Gross profit	4,779	6,152	11,375
Operating expenses:
Research and development	3,467	5,154	6,214
Sales and marketing	2,792	4,597	6,638
General and administrative	1,812	1,705	2,388
Restructuring charges	(291)	2,500	500
Total operating expenses	7,780	13,956	15,740
Loss from operations	(3,001)	(7,804)	(4,365)

Other income net, primarily interest	562	426	450
Loss before income taxes	(2,439)	(7,378)	(3,915)

Income tax benefit	—	—	—
Net loss	$(2,439)	$(7,378)	$(3,915)
Shares used to calculate net loss per share:
Basic and diluted	4,762	4,717	4,676

Net loss per share:
Basic and diluted	$(0.51)	$(1.56)	$(0.84)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Ciprico Inc. and Subsidiary

Amounts in thousands, except share data

Years ended September 30, 2005, 2004 and 2003	Shares	Common stock and additional paid-in- capital	Translation Adjustment	Retained deficit	Deferred compensation from restricted stock	Total

Balance, September 30, 2002	4,812,167	$35,355	$(119)	$(2,966)	$(32)	32,238
Employee plan stock purchases	44,338	146	—	—	—	146
Exercise of employee stock options	12,825	51	—	—	—	51
Restricted stock issued	6,500	27	—	—	(27)	—
Cumulative unrealized translation gain	—	—	(61)	—	—	(61)
Realization of translation loss.	—	—	180	—	—	180
Amortization of restricted stock	—	—	—	—	39	39
Net loss	—	—	—	(3,915)	—	(3,915)
Repurchase of common stock	(197,995)	(692)	—	—	—	(692)
Balance, September 30, 2003	4,677,835	34,887	—	(6,881)	(20)	27,986

Employee plan stock purchases	24,760	117	—	—	—	117
Exercise of employee stock options	16,250	61	—	—	—	61
Restricted stock issued	19,750	100	—	—	(100)	—
Amortization of restricted stock	—	—	—	—	71	71
Net loss	—	—	—	(7,378)	—	(7,378)
Balance, September 30, 2004	4,738,595	35,165	—	(14,259)	(49)	20,857

Employee plan stock purchases	19,162	78	—	—	—	78
Exercise of employee stock options	27,200	93	—	—	—	93
Restricted stock cancelled	(1,500)	(21)	—	—	14	(7)
Amortization of restricted stock	—	—	—	—	30	30
Net loss	—	—	—	(2,439)	—	(2,439)
Warrants issued	—	20	—	—	—	20
Balance, September 30, 2005	4,783,457	$35,335	$—	$(16,698)	$(5)	$18,632

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Ciprico Inc. and Subsidiary

Amounts in thousands

Years ended September 30	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,439)	$(7,378)	$(3,915)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	349	1,278	1,802
Loss on disposal of equipment	—	576	—
Unrealized translation gain.	—	—	(61)
Realized translation loss	—	—	180
Compensation related to stock transactions	44	(29)	39
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	539	2,351	(426)
Inventories	(394)	2,598	(783)
Other assets	11	352	457
Accounts payable	(301)	(719)	(573)
Accrued expenses	(1,158)	692	(868)
Income taxes	—	—	789
Deferred revenue	(134)	(20)	(86)
Net cash flows used in operating activities	(3,483)	(299)	(3,445)
Cash Flows from Investing Activities:
Equipment purchases	(98)	(380)	(1,166)
Business acquisition	(1,839)	—	—
Purchase of marketable securities	(15,769)	(23,439)	(26,392)
Proceeds from sale or maturity of marketable securities	20,718	23,175	30,244
Net cash flows provided by (used in) investing activities	3,012	(644)	2,686
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	171	178	197
Repurchase of common stock	—	—	(692)
Net cash flows provided by (used in) financing activities	171	178	(495)
Net Decrease in Cash and Cash Equivalents	(300)	(765)	(1,254)
Cash and Cash Equivalents at Beginning of Year	4,394	5,159	6,413
Cash and Cash Equivalents at End of Year	4,094	4,394	5,159
Marketable Securities—Current	9,406	16,946	16,766
Marketable Securities—Long-term	2,591	—	—
Total Cash and Investments at End of Year	$16,091	$21,340	$21,925

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ciprico Inc. and Subsidiary - September 30, 2005, 2004 and 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. (the Company) is the design, manufacture and marketing of appliances and solutions for digital media applications.

CONSOLIDATION: The accompanying consolidated financial statements for fiscal 2003 include the accounts of Ciprico Inc. and its wholly owned subsidiary, Ciprico International Limited. All significant intercompany balances and transactions have been eliminated.  In the fourth quarter of 2003, the Company closed its European sales office and as such no consolidation was necessary for 2005 and 2004.

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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Pursuant to this, in virtually all cases revenue is recognized upon shipment of products.

Products sold are generally covered by a standard warranty for periods up to three years. We accrue a warranty reserve within cost of sales for estimated costs to provide warranty services. We estimate the costs to service our warranty obligations based on historical experience and expectation of future conditions.

In addition to the standard warranty offered with each product sale, we offer separate service contracts to our customers with varying levels of service.  Revenue from the sale of these contract-based service programs is deferred and recognized on a straight-line basis over the term of the related agreement.

Any other services provided (such as professional services, technical training and out of warranty repair) for customers are done a fee basis and revenue is recognized when these services are provided.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition.  Activity of the warranty account is as follows for the years ended September 30, 2005, 2004 and 2003:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

September 30, 2005	$240,000	$170,000	$(190,000)	$220,000
September 30, 2004	387,000	92,000	(239,000)	240,000
September 30, 2003	502,000	140,000	(255,000)	387,000

Deductions represent warranty work performed during the year.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  Cost is determined using an average cost method.  In the third quarter of 2004 the Company recorded an adjustment of $900,000 to reduce certain legacy product inventory to market value due to excess estimated inventory levels of certain legacy products discontinued during prior fiscal years.  Inventory consists of the following (in thousands) at September 30:

	2005	2004
Finished Goods	$1,051	$995
Work-In-Process	332	125
Raw Materials	341	210
	$1,724	$1,330

SHIPPING AND HANDLING COSTS:  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with outbound freight are included in cost of sales.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

ADVERTISING COSTS: Advertising costs are charged to expense as incurred.  For the years ended September 30, 2005, 2004 and 2003, advertising expenses were approximately $50,000, $33,000 and $127,000 respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2005 and 2004 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper.  The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

ACCOUNTS RECEIVABLE: Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowances by considering a number of factors, including the length of time receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industries as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company’s allowance for doubtful accounts are as follows:

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(A)	Deductions	(B)	Balance at End of Period

September 30, 2005	$401,000	$377,000	$(311,000)		$—		$467,000
September 30, 2004	652,000	—	(118,000)		(133,000)		401,000
September 30, 2003	560,000	92,000	—		—		652,000

A- Represents the reversal of over accruals of various accounts related to accounts receivable.

B - Deductions represent accounts receivable written-off during the year.

MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS: The Company has invested its excess cash in commercial paper, government agencies and other asset-backed short term investments. These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost. Investments that have maturities of less than one year have been classified as current marketable securities.  Investments that have maturities of greater than one year have been classified as non-current.  The non-current investments listed in the table below have maturity dates in fiscal 2007.

Amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands) at September 30:

	2005	2004
Current
Commercial Paper	$5,544	$14,055
Asset-backed investments	3,862	2,891
	9,406	16,946
Non-current
Commercial Paper	2,591	—
	2,591	—
	$11,997	$16,946

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over estimated useful lives of eighteen months to seven years or, in the case of leasehold improvements, over the period of the related lease, if shorter. Major replacements and improvements are capitalized; repairs and maintenance are expensed as incurred. Accelerated and straight-line methods of depreciation are used for income tax reporting.

VALUATION OF GOODWILL: In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.

EARNINGS PER SHARE: The Company’s basic earnings per share amounts are computed by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

STOCK OPTION PLANS: The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and expire up to 10 years from the date of grant.  The Company uses the intrinsic value method in accounting for its plans.  No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value method to its stock-based employee compensation (in thousands, except per share amounts).

		2005	2004	2003
Net loss, as reported		$(2,439)	$(7,378)	$(3,915)
Deduct:	Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(278)	(442)	(481)
Pro forma net loss		$(2,717)	$(7,820)	$(4,396)

Net loss per share
	Basic and Diluted — as reported	$(0.51)	$(1.56)	$(0.84)
	Basic and Diluted — pro forma	$(0.57)	$(1.66)	$(0.94)

The weighted average fair value of options granted in 2005, 2004 and 2003 was $1.08, $1.41 and $1.46 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: no dividend yield; risk-free rate of return of 3.2%, 2.6% and 1.7%, respectively; volatility of 32.7%, 38.5% and 46.0%, respectively; and an average term of 3.0 years.  These effects may not be representative of the future effects of applying the fair value method.

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

NEW ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) “Share-Based Payment”.    SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  SFAS 123R will be effective for the Company at the beginning of fiscal 2007 (October 1, 2006).  We have not completed the process of evaluating the impact that the adoption of SFAS 123R will have on our financial statements.  In the Notes to Consolidated Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

2. ACQUISITION

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development when applicable, based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The fair value assigned to intangible assets acquired is based on a number of factors including a valuation prepared by an independent third party appraisal firm.  In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

On January 31, 2005, Ciprico Inc. completed the acquisition of substantially all of the assets and business of Huge Systems, Inc. (“Huge”).  Huge was a privately held company based in Agoura Hills, California, and a leading supplier of data storage solutions for graphic and video content creation marketplace.

The purchase price includes an amount paid in March of 2005 of approximately $1.4 million (consideration of $1,325,000 at closing, a preliminary working capital adjustment of $37,000 and a $50,000 advance), a promissory note in the original principal amount of approximately $300,000 with a maturity date of January 31, 2007, and a contingent consideration amount based upon certain performance of the business through January 31, 2006.   The promissory note requires Ciprico to make six equal quarterly installments of interest and principal, which began in June of 2005. The remaining note amount of $200,000 is included in the Acquisition payable line item on the balance sheet. This note bears interest at a rate of 5% per annum.  Based on performance of the business as of September 30, 2005, the Company has paid $377,000 in contingent consideration and recorded a payable for the contingent consideration of approximately $800,000.

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

The total transaction cost of approximately $3.1 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
Developed technology	170
Noncompete agreements	135
Goodwill	2,430
Assets acquired	$3,331
Liabilities assumed
Accounts payable	(241)

Net assets acquired	$3,090

As part of the analysis of the acquisition it was determined there was no material in-process research and development at the date of acquisition.

The following unaudited pro forma results of operations present the impact on results of operations for the twelve-months ended September 30, 2005 and 2004 as if the acquisition had been completed as of the beginning of the reported period.  The pro forma amounts for the twelve-month periods do not include $102,000 of expense related to the amortization of intangible assets or $55,000 of interest related to the acquisition.

	Twelve Months Ended September 30, 2005		Twelve Months Ended September 30, 2004
	Historical	Pro Forma	Historical	Pro Forma
Net sales	$13,213	$15,058	$18,081	$22,660
Net loss	$(2,439)	$(2,414)	$(7,378)	$(14,520)
Basic and diluted net loss per share	$(0.51)	$(0.51)	$(1.56)	$(1.52)

                                Intangible assets with finite lives that are subject to amortization are listed in the table below as of September 30, 2005 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
Developed technology	3	$170	$(38)	$132
Noncompete agreements	3	135	(30)	105

		$305	$(68)	$237

Estimated amortization expense for the years ending September 30, 2006, 2007 and 2008 is $102,000, $102,000 and $33,000 respectively.

3. RESTRUCTURING ACTIVITY

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility that had been abandoned in fiscal 2004.  Due to the sublease of the abandoned space in December 2004 and the additional mitigation of other costs associated with previous restructuring charges, $576,000 of earlier restructuring charges were reversed in fiscal 2005.  The amount of the restructuring adjustment was based upon expected future rental income, which is less than our lease requires us to pay, net of any costs associated with the sub-lease agreement.

In the second quarter of fiscal 2005 the Company recorded a charge of $285,000 for restructuring related to a 15% workforce reduction in March.

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

In the fourth quarter of 2003,the Company implemented a workforce reduction of 17%, including the closure of its European sales offices.  As a result of the restructuring, we recorded a charge of $500,000 during the fourth quarter of 2003, of which approximately $320,000 is employee termination costs and $180,000 is a non-cash charge for cumulative foreign currency translation adjustments recognized in connection with the closure of our European operations.

Employee termination costs consist primarily of severance payments for terminated employees. The facility closure and related costs consist of lease termination costs related to the closing of the international sales offices, write down of certain fixed assets and the abandonment of a portion of our headquarter facility, offset by the subsequent sublease of that portion of our headquarter facility.

The following is a summary of the accrued restructuring activity (in thousands):

Years ended September 30, 2005, 2004 and 2003	Employee Termination Costs	Facility closure and related costs	Total
Balance, September 30, 2002	$328	$42	$370

Restructuring charges	320	180	500
Amounts utilized	(527)	(222)	(749)
Balance, September 30, 2003	121	—	121

Restructuring charges	1,100	1,400	2,500
Amounts utilized	(924)	(480)	(1,404)
Balance, September 30, 2004	297	920	1,217

Restructuring charges (reversal)	285	(576)	(291)
Amounts utilized	(577)	(165)	(742)
Balance, September 30, 2005	$5	$179	$184

4. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	9
Foreign	—	—	(9)
	—	—	—
Deferred	—	—	—
	$—	$—	$—

Deferred income taxes arise from temporary differences between financial and tax reporting. The tax effects of the cumulative temporary differences resulting in the net deferred tax assets are as follows (in thousands):

As of September 30	2005	2004
Current deferred tax assets:
Inventory	$317	$290
Allowance for doubtful accounts	174	149
Warranty accrual	82	89
Loss and credit carryforwards	8,286	6,984
Compensation accrual	96	188
Other	75	487
Less — valuation allowance	(9,030)	(8,187)
Current deferred tax asset	—	—

Long-term deferred tax assets:
Depreciation	245	187
Less — valuation allowance	(245)	(187)
Long-term deferred tax asset	—	—
	$—	$—

As of September 30, 2005, the Company had net operating loss carry forwards of approximately $19.0 million, which expire at various dates from 2022 to 2025, and general business credit carry forwards of approximately $1.3 million, which expire at various dates from 2016 to 2025.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(3.2)	(3.1)	(3.4)
Change in valuation allowance	37.2	34.0	35.9
Permanent difference — foreign subsidiary liquidation adjustment	—	3.1	—
Other, net	—	—	1.5
	—%	—%	—%

Cash received (paid) for income taxes was approximately $0 in 2005, $0 in 2004 and $789,000 in 2003.

5. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

The Company’s stock buyback program is currently suspended. Under the plan $12.0 million was authorized to be used for the repurchase program. There were no shares repurchased in fiscal 2005 and 2004.  During 2003 the Company repurchased 198,000 shares.  As of September 30, 2005 and 2004, 1,037,035 shares of common stock had been repurchased for $7.8 million.

Stock Option Exchange

On December 4, 2002, the Company accepted for exchange stock options to purchase 159,500 shares of common stock granted under the Ciprico Inc. 1999 Amended and Restated Stock Option Plan pursuant to a Tender Offer Statement on Schedule TO dated November 4, 2002 (“Schedule TO”) offered to certain eligible employees (the “exchange”).    The exchange was offered to non-management employees who held stock options effective October 25, 2002 with an exercise price of $7.00 per share or more and expiring after January 1, 2004, who were option holders that had not received options after May 8, 2002.  On June 10, 2003, the Company granted options to purchase 127,600 shares of common stock at a price of $5.75. There was no compensation expense recognized as a result of this exchange.

Stockholders Rights Plan

                                On January 8, 2003, the Board of Directors adopted a stockholder rights plan under which the Board declared a dividend distribution of one right for each outstanding share of Ciprico common stock as of January 14, 2003.  Upon becoming exercisable, each right would entitle its holder to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $32.00 per right.  Subject to certain allowable actions by the Board, the rights will become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of its common stock.  Unless the Board exercises certain other rights, if such a person acquires 15% or more of the Company’s common stock, each right would enable a Ciprico stockholder to acquire Ciprico stock having a market value of twice the right’s exercise price.  The rights are redeemable at the option of the Company in certain instances.

Stock Options

Option transactions under the Company’s stock option plans during the three years ended September 30, 2005 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2002	1,150,625	$8.07
Granted	279,800	4.39
Exercised	(12,825)	4.00
Canceled	(481,275)	8.73
Outstanding at September 30, 2003	936,325	6.70
Granted	344,500	4.84
Exercised	(16,250)	3.77
Canceled	(352,900)	6.84
Outstanding at September 30, 2004	911,675	6.04
Granted	298,500	4.06
Exercised	(27,200)	3.64
Canceled	(332,125)	6.85
Outstanding at September 30, 2005	850,850	5.13
Options exercisable at September 30:
2003	494,063	$8.42
2004	516,675	7.19
2005	474,412	5.97

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.82	—	4.23	386,300	3.1 years	$3.74	115,550	$3.57
4.24	—	6.36	324,550	3.5 years	5.04	218,862	5.17
7.17	—	10.76	110,000	1.2 years	8.69	110,000	8.69
11.00	—	12.88	30,000	1.3 years	11.00	30,000	11.00
			850,850			474,412

As of September 30, 2005, the Company had 524,144 shares reserved for future issuance under the plan.

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (“ESPP”) provides for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Participants may authorize payroll deductions up to 10% of their base salary during the plan phase to purchase the stock. Since inception of the ESPP, a total of 219,651 shares have been issued. At September 30, 2005, the Company had 30,349 shares reserved for future issuance under the ESPP.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers, directors and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 74,773 shares have been issued. At September 30, 2005, the Company had 68,380 shares reserved for future issuance under the RSP.

6. EMPLOYEE BENEFIT PLAN

The Company participates in a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2005, 2004 and 2003 were approximately $114,000, $180,000 and $220,000.

7. SEGMENT INFORMATION

The Company has no material long-lived assets outside of the United States.

Sales as a percentage of net sales, to a significant customer at September 30, 2005, 2004 and 2003 were 18%, 35% and 40% respectively.

Receivables from that significant customer at September 30, 2005, 2004 and 2003 were $297,000, $966,000 and $2,300,000 respectively.

The Company operates in a single reportable segment.

8. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through October 31, 2009.  In December 2004 the Company entered into an agreement to sublease part of its office space through October 31, 2007.  Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2006	$406
2007	354
2008	361
2009	361
2010	30
Thereafter	—
$1,512

For the years ended September 30, 2005, 2004, and 2003, operating lease expenses were $550,000, $542,000 and $491,000.  For the fiscal years ending September 30, 2006, 2007 and 2008 base sublease income will approximate, $131,000, $135,000 and $11,000 respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS — CIPRICO INC.

We have audited the accompanying balance sheets of Ciprico Inc. and subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ciprico Inc and subsidiary as of September 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP (typed)

Minneapolis, Minnesota

October 26, 2005

QUARTERLY FINANCIAL DATA

(unaudited) amounts in thousands, except per share amounts

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net sales	$3,018	$3,008	$3,107	$4,080	$13,213
Net income (loss)	21	(1,182)	(841)	(437)	(2,439)
Net income (loss) per share-diluted	—	(0.25)	(0.18)	(0.09)	(0.51)

2004
Net sales	$6,042	$4,186	$4,588	$3,265	$18,081
Net loss	(892)	(1,618)	(4,275)	(593)	(7,378)
Net loss per share-diluted	(0.19)	(0.34)	(0.90)	(0.13)	(1.56)

2003
Net sales	$8,112	$8,571	$8,431	$6,101	$31,215
Net loss	(683)	(675)	(992)	(1,565)	(3,915)
Net loss per share-diluted	(0.14)	(0.14)	(0.21)	(0.33)	(0.84)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the table entitled Executive Officers of the Registrant in Part I of this report and to the information included under the caption “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held January 26, 2006, which information is incorporated by reference herein.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company’s outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such reports furnished to or obtained by the Company and upon other information known to the Company, the Company believes that during the fiscal year ended September 30, 2005, all filing requirements applicable to its directors, officers or beneficial owners of more than 10% of the Company’s outstanding shares of Common Stock were complied with.

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

                The information required by Item 11 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held January 26, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections labeled “Principal Stockholders” and “Management Stockholdings” which appear in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders scheduled to be held January 26, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 30, 2005 regarding compensation plans under which equity securities of our company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	850,850	$5.13	622,873
Equity compensation plans not approved by stockholders	—	—	—
Total	850,850	$5.13	622,873

                The equity compensation plans approved by our stockholders are the 1999 Amended and Restated Sock Option Plan and the 1966 Restricted Stock Plan.

The Company also maintains an Employee Stock Purchase Plan, participation in which is available to substantially all of the Company’s employees.  Participating employees may purchase the Company’s common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the period.  The six-month participation period runs from January 1 to June 30 and from July 1 to December 31 each year.  Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan.  The Company’s stockholders approved this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Transactions” and “Other Compensation Arrangements” which appear in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders scheduled to be held January 26, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

                Grant Thornton LLP has acted as the Company’s independent registered public accountants for the fiscal year ended September 30, 2005.

                Audit Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal 2005 and 2004 and included in the Company’s Forms 10-Q for fiscal 2005 and 2004 were $67,800 and $56,000, respectively.

                Audit Related Fees.  The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant, other than the Company’s annual financial statements and the Company’s Forms 10-Q for the fiscal year ended September 30, 2005 and 2004 were $8,000 and $5,500, respectively.  These fees were primarily for the audit of the Company’s benefit plan.

                Tax Fees.  The aggregate fees billed by Grant Thornton LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2005 and 2004 were $13,400 and $22,500, respectively.  These fees were primarily for the preparation of the Company’s income tax returns.

                All Other Fees.  There were no aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant other than Audit Fees, Audit Related Fees and Tax Fees for the fiscal year ended September 30, 2005 and 2004.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                    Exhibits.  See “Exhibit Index” on page following financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the “Registrant”)

Date: December 6, 2005	By	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Hansen	Chief Executive Officer and Chairman of the Board	December 6, 2005
James W. Hansen	(Principal executive officer)

/s/ Monte S. Johnson	Vice President - Finance and Chief	December 6, 2005
Monte S. Johnson	Financial Officer (Principal
financial and accounting officer)

/s/ Michael M. Vekich	Lead Director	December 6, 2005
Michael M. Vekich

/s/ Robert H. Kill	Director	December 6, 2005
Robert H. Kill

/s/ Mark D. Griffiths	Director	December 6, 2005
Mark D. Griffiths

/s/ Gary L. Hokkanen	Director	December 6, 2005
Gary L. Hokkanen

/s/ Thomas F. Burniece	Director	December 6, 2005
Thomas F. Burniece

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended	Commission File No.: 0-11336
September 30, 2005

CIPRICO INC.

Exhibit	Description

2.1

Asset Purchase Agreement dated January 31, 2005 by and among Ciprico Inc., Huge Systems, Inc. and the Principals named therein—incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed February 3, 2005

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

10.10**

Specimen of Incentive Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.11**

Specimen of Nonqualified Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.12

Indenture of Lease, dated June 12, 2002 by and between Moen Leuer Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 17400 Medina Road, Plymouth, Minnesota—incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.13**

Employment Agreement and Change of Control Agreement dated September 30, 2004 between James W. Hansen and Ciprico Inc. — incorporated by reference to Exhibit 10.16 of the Registrants Form 10-K filed December 20, 2004

10.14**	Separation Agreement and Release dated September 30, 2004 between Robert H. Kill and Ciprico Inc. — incorporated by reference to Exhibit 10.17 of the Registrants Form 10-K filed December 20, 2004

10.15**	Employment Agreement and Change of Control Agreement dated June 1, 2005 between Monte S. Johnson and Ciprico Inc.***

10.16	Short Term Promissory Note of Ciprico Inc. dated as of January 31, 2005 in the original amount of $300,000—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 3, 2005

10.17

Promissory Note of Ciprico Inc. dated as of January 31, 2005 in the original principal amount of $1,412,545.10—incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 3, 2005

10.18**	Change of Control Agreement dated April 15, 2005 with Ciprico Inc. and Mark Gilmore—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 19, 2005

23.1	Consent of Grant Thornton LLP***

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

**          Indicates a management contract or compensatory plan or arrangement.

***   Filed herewith