Form 10QSB
period 2005-12-31
CIPRICO INC
filed 2006-02-14
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 1, 2006 was 4,844,797 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

CIPRICO INC.

FORM 10-QSB

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,666
Marketable securities and short term investments	7,502
Accounts receivable, less allowance	1,529
Inventories	1,870
Other current assets	249
Total current assets	16,816

Property and equipment, net	196
Non-current marketable securities	2,064
Goodwill	2,771
Other intangibles, net	212
Other assets	47
$22,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,445
Acquisition payable	973
Other accrued expenses	1,492
Deferred revenue	117
Total current liabilities	4,027

Stockholders’ equity:
Capital stock	48
Additional paid-in capital	35,423
Retained deficit	(17,392)
Total stockholders’ equity	18,079
$22,106

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands except	Three-Months Ended December 31,
per share amounts)	2005	2004

NET SALES	$3,511	$3,018
Cost of sales	2,157	1,924

GROSS PROFIT	1,354	1,094

OPERATING EXPENSES:
Research and development	886	840
Sales and marketing	786	573
General and administrative	537	246
Restructuring	—	(466)
Total operating expenses	2,209	1,193

LOSS FROM OPERATIONS	(855)	(99)

Other income, primarily interest	161	120

INCOME (LOSS) BEFORE INCOME TAXES	(694)	21
Income taxes	—	—
NET INCOME (LOSS)	$(694)	$21

Shares used to calculate net income (loss) per share:
Basic	4,793	4,743
Diluted	4,793	4,762

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.14)	$0.00
Diluted	$(0.14)	$0.00

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended December 31,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income (loss)	$(694)	$21
Depreciation and amortization	95	98
Changes in operating assets and liabilities	5	(888)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(594)	(769)

Cash flows from investing activities:
Equipment purchases	(18)	(13)
Purchases of marketable securities	(1,507)	(5,239)
Proceeds from sale or maturity of marketable securities	3,937	6,302
Cash paid for business acquisition	(381)	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	2,031	1,050

Cash flows from financing activities:
Proceeds from issuance of common stock	135	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	135	—

Net increase in cash and cash equivalents	1,572	281

Cash and cash equivalents at beginning of period	4,094	4,394

Cash and cash equivalents at end of period	5,666	4,675

Marketable securities, current	7,502	15,906
Marketable securities, long-term	2,064	—

Total cash and marketable securities	$15,232	$20,581

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2005

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

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

NOTE B – BASIS OF PRESENTATION

Critical Accounting Policies and Estimates- Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of December 31, 2005 and the results of operations for the three-month periods ended December 31, 2005 and 2004, and the cash flows for the three-month periods ended December 31, 2005 and 2004. The results of operations for the three-months ended December 31, 2005 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on December 6, 2005.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C – ACQUISITION

On January 31, 2005, Ciprico Inc. completed the acquisition of substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. (“Huge”).  Huge was a privately held company based in Agoura Hills, California, and a leading supplier of data storage solutions for graphic and video content creation marketplace.

The purchase price included an initial amount paid of approximately $1.4 million, a promissory note in the original principal amount of $300,000 payable quarterly through September 2006, and a contingent consideration amount based upon certain performance of the business through January 31, 2006.  Also included as part of the total purchase price were acquisition costs of approximately $175,000. At December 31, 2005 the remaining amount due on the promissory note of $150,000 is included in the Acquisition payable line item on the balance sheet. This note bears interest at a rate of 5% per annum.  Based on performance of the business the Company has paid $709,000 in contingent consideration and recorded a payable at December 31, 2005 for the additional contingent consideration of approximately $823,000.

In conjunction with the acquisition Ciprico also entered into employment agreements with the two principals of Huge and issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.  The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

The total transaction cost of approximately $3.4 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible Assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
RAID technology	170
Noncompete agreements	135
Goodwill	2,771
Assets acquired	$3,671
Liabilities Assumed
Accounts payable	(241)
Net assets acquired	$3,430

As part of the analysis of the acquisition it was determined there was no material in-process research and development at the date of acquisition.

The following unaudited pro forma results of operations present the impact on results of operations for the three-months ended December 31, 2004, as if the acquisition had been completed as of the beginning of the reported period.  The pro forma amounts for the three-month period do not include $25,000 of expense related to the amortization of intangible assets or $14,000 of interest related to the acquisition.

	Three Months Ended December 31, 2004
	Historical	Pro Forma
Net Sales	$3,018	$4,453
Net Income	$21	$49
Basic and diluted net income per share	$0.00	$0.01

NOTE D – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of December 31, 2005 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(52)	$118
Noncompete agreements	3	135	(41)	94

		$305	$(93)	$212

Estimated amortization expense for the fiscal years ending September 30, 2006, 2007 and 2008 is $102,000, $102,000 and $34,000 respectively.

NOTE E – MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and other asset-backed investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At December 31, 2005, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

December 31, 2005
Current marketable securities:
Commercial paper	$3,017
Asset-backed investments	4,485
7,502
Non-current marketable securities:
Commercial paper	2,064

$9,566

NOTE F – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using an average cost method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of December 31, 2005, inventory consists of the following (in thousands):

December 31, 2005

Finished Goods	$935
Work-in-Process	442
Raw Materials	493
$1,870

NOTE G – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of December 31, (in thousands):

Year	Balance at September 30	Charged to Costs and Expenses	Deductions	Balance at December 31
2004	$240	$92	$54	$278
2005	$220	$41	$33	$229

NOTE H – RESTRUCTURING

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  For the period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

The lease abandonment charges were part of a business reorganization in April 2004 that also included a 40% workforce reduction.  In connection with these actions, the Company recorded charges totaling $3.4 million or $0.72 per share for the period ended June 30, 2004.  This included a pre-tax restructuring charge of $2.5 million related to the workforce reduction, abandonment of a portion of its headquarter facility and the write-down of certain fixed assets.  In addition, the Company recorded a non-cash adjustment of $900,000 to cost of sales and inventory to reduce certain product inventory to market value.

As of December 31, 2005, the remaining employee termination costs of $2,000 related to the restructuring activities are expected to be paid out in the next three months.  Restructuring charges of $150,000 related to the headquarters facility will be paid out through October 2007.

NOTE I – STOCKHOLDERS’ EQUITY

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

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement supersedes APB Opinion 25 and requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   The Company is not required to adopt Statement 123(R) until the fiscal year that begins after December 15, 2005.  The Company has not completed its evaluation of Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three-months Ended December 31,
	2005	2004

Net income (loss), as reported	$(694)	$21
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(50)	(67)
Pro forma net loss	$(744)	$(46)

Loss per share
Basic and Diluted – as reported	$(0.14)	$0.00
Basic and Diluted – pro forma	$(0.16)	$(0.01)

Additional Paid In Capital

During the three-months ended December 31, 2005 Additional Paid In Capital increased $137,000 due to the exercise of stock options.

Deferred Compensation From Restricted Stock

During the three-months ended December 31, 2005 $5,000 of expense was recognized that was accrued at September 30, 2005.

NOTE J – NET INCOME (LOSS) PER SHARE

The Company’s basic earnings per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of stock options, if such effects are dilutive.

NOTE K – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the three-month period ended December 31, are shown in the chart below.

	2005	2004
Customer A	16%	25%
Customer B	—	17
Customer C	13	—
	29%	42%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) sales and distribution issues, (vii) dependence on suppliers, (viii) limited backlog and (vi) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

 OVERVIEW

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

RESULTS OF OPERATIONS

Three-Month Period Ended December 31, 2005

Sales of $3.5 million for the three-month period ended December 31, 2005 represents a 16 % increase over the first quarter of the prior fiscal year.  Sales were propelled by the MediaVault™ product line, purchased in January of 2005, and the DiMeda® product line.  Legacy product sales continue to decline and as a result most of the current quarter revenue is from products introduced in the last 24 months.  We continue to experience increased penetration into the content creation marketplace as well as other related sectors of the digital media workflow.  Sales continued to weaken in the Broadcast and Military & Government markets. We believe quarter results were also affected by the unexpected death of our Vice President of Sales and uncertainty related to the release of the Apple PCI Express platform.

Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, expansion of products into new applications within its targeted market segments and the success of programs that specify Ciprico products.  Recent product introductions have been received well by the market and we are investing to bring more product innovations to market.

Gross profit, as a percentage of net sales, was 39% and 36% for the three-month period ended December 31, 2005 and 2004, respectively.  This increase can be primarily attributed to the sales of the MediaVault™ product line, which carries higher margins.

Total operating expenses for the quarter were $2.2 million compared with $1.7 million for the same period in the prior year after adjusting for the restructuring adjustment.  In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility.  As a result of this sub-lease a restructuring adjustment of $466,000 was recorded to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.  Operating expenses in the first quarter of fiscal 2005 did not include any amounts (personnel or otherwise) related to the purchase of the MediaVault product line.

Research and development expenses were $886,000 and $840,000 for the three-month period ended December 31, 2005 and 2004, respectively.  This reflects an increase in people and expense related to the MediaVault™ product line, additional investments in both the DiMeda® product family and the FlexSTORE™ platform, offset by drastic reductions in expense related to legacy products.

Sales and marketing expenses were $786,000 and $573,000 for the three-month period ended December 31, 2005 and 2004, respectively.  The increase between years is primarily the result of our reinvestment into sales and marketing as new products are being brought to market.

General and administrative expenses were $537,000 and $246,000 for the three-month period ended December 31, 2005 and 2004, respectively. In addition to increasing costs for insurance, professional fees related to an increasing regulatory environment, the comparison is affected by several accounting adjustments that favorably impacted the prior year costs.

Other income is primarily interest income and is up over the previous year’s first quarter, despite lower invested balances due to market conditions and aggressive management of our investments.

Net loss for the first quarter was ($694,000) or ($0.14) a share. For the prior year first quarter, the Company had net income of $21,000 or $0.00 per share including the restructuring adjustment related to the sub-lease agreement discussed above and a net loss of ($445,000) or ($0.09) a share excluding the restructuring adjustment.  The Company believes discussion of operating expense and earnings information excluding the restructuring adjustment to be useful information that allows investors and management to better understand and compare the operational performance of the Company among periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash, cash equivalents and marketable securities totaling $15.2 million compared to $16.1 million at September 30, 2005.  The decrease is directly related to funding of the loss for the quarter and payments related to the MediaVault™ product line acquisition.  Cash flows used in operating activities were $594,000 for three-months ended December 31, 2005 compared to a use of $769,000 for the same period last year.

The acquisition of substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. included a contingent consideration component as well as a promissory note.   The contingent consideration is based upon certain performance of the business through January 31, 2006.  As of December 31, 2005, the Company has made payments of $709,000 in contingent consideration and has recorded a payable for the remaining contingent consideration of approximately $823,000.  Also included in the Acquisition payable amount at December 31, 2005 is the remaining balance of $150,000 on the promissory note. This note bears interest at a rate of 5% per annum and requires quarterly payments through September 2006.

We believe our available cash and cash equivalents are adequate to fund: operations, anticipated capital expenditures and obligations related to the acquisition, as well as any possible future acquisitions.

Item 3. Controls and Procedures

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded and reported within the time period covered by this report.  There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s control over financial reporting.

Management of Ciprico is responsible for establishing and maintaining effective internal control over financial reporting as is defined in Exchange Act Rule 13a-15(f).  The financial statements and other information presented in this report have been prepared in accordance with accounting principles generally accepted in the United States.  Ciprico’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report proxies were solicited in relation to the Annual Stockholder’s meeting scheduled for January 26, 2006.

Item 5. Other Information

None

Item 6.  Exhibits

31.1                        Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2                        Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)-(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1                       Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2                       Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.

Dated: February 14, 2006	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer

Dated: February 14, 2006	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer