Form 10QSB
period 2006-03-31
CIPRICO INC
filed 2006-05-12
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2006 was 4,947,047 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7,043
Marketable securities and short term investments	5,679
Accounts receivable, less allowance	1,107
Inventories	1,969
Other current assets	137
Total current assets	15,935

Property and equipment, net of depreciation	171
Non-current marketable securities	1,037
Goodwill	2,784
Other intangibles, net of amortization	186
Other assets	47
$20,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328
Acquisition note payable	100
Other accrued expenses	1,245
Deferred revenue	92
Total current liabilities	2,765

Stockholders’ equity:
Capital stock	49
Additional paid-in capital	35,687
Retained deficit	(18,341)
Total stockholders’ equity	17,395
$20,160

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

NET SALES	$2,912	$3,008	$6,423	$6,026
Cost of sales	1,836	2,017	3,993	3,941

GROSS PROFIT	1,076	991	2,430	2,085

OPERATING EXPENSES:
Research and development	990	818	1,876	1,658
Sales and marketing	756	672	1,542	1,245
General and administrative	451	539	988	785
Restructuring	—	285	—	(181)[1]
Total operating expenses	2,197	2,314	4,406	3,507

LOSS FROM OPERATIONS	(1,121)	(1,323)	(1,976)	(1,422)

Other income, primarily interest	172	141	333	261

LOSS BEFORE INCOME TAXES	(949)	(1,182)	(1,643)	(1,161)

Income taxes	—	—	—	—

NET LOSS	$(949)	$(1,182)	$(1,643)	$(1,161)

Shares used to calculate net loss per share:
Basic and diluted	4,892	4,753	4,842	4,748

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.19)	$(0.25)	$(0.34)	$(0.24)

[1] Amount represents an adjustment to previously recorded lease abandonment charges associated with a sublease agreement executed during the period.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net loss	$(1,643)	$(1,161)
Depreciation and amortization	166	252
Changes in operating assets and liabilities	(293)	(1,381)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,770)	(2,290)

Cash flows from investing activities:
Equipment purchases	(40)	(91)
Purchases of marketable securities	(2,949)	(9,043)
Proceeds from sale or maturity of marketable securities	8,231	11,054
Cash paid for business acquisition	(914)	(1,412)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	4,328	508

Cash flows from financing activities:
Proceeds from issuance of common stock	391	44

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	391	44

Net increase (decrease) in cash and cash equivalents	2,949	(1,738)

Cash and cash equivalents at beginning of period	4,094	4,394

Cash and cash equivalents at end of period	7,043	2,656

Marketable securities, current	5,679	14,935
Marketable securities, long-term	1,037	—

Total cash, cash equivalents and marketable securities	$13,759	$17,591

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2006 and the results of operations for the three and six-month periods ended March 31, 2006 and 2005, and the cash flows for the six-month periods ended March 31, 2006 and 2005. The results of operations for the three and six-months ended March 31, 2006 are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on December 6, 2005.

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

The purchase price included an initial amount paid of approximately $1.4 million, a promissory note in the original principal amount of $300,000 payable quarterly through September 2006, and a contingent consideration amount based upon certain performance of the business through January 31, 2006. Also included as part of the total purchase price were acquisition costs of approximately $175,000. At March 31, 2006, the remaining amount due on the promissory note of $100,000 is included in the Acquisition payable line item on the balance sheet. This note bears interest at a rate of 5% per annum. Based on performance of the business through January 31, 2006, the Company has paid $1.5 million in contingent consideration, there is no additional contingent consideration to be paid.

In conjunction with the acquisition, Ciprico also entered into employment agreements with the two principals of Huge and issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge. The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

The total transaction cost of approximately $3.4 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
RAID technology	170
Noncompete agreements	135
Goodwill	2,784
Assets acquired	$3,685
Liabilities assumed
Accounts payable	(241)
Net assets acquired	$3,444

As part of the analysis of the acquisition, it was determined there was no material in-process research and development at the date of acquisition.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired. Intangible assets with finite lives that are subject to amortization are listed in the table below as of March 31, 2006 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(67)	$103
Noncompete agreements	3	135	(52)	83

		$305	$(119)	$186

Estimated amortization expense for the fiscal years ending September 30, 2006, 2007 and 2008 are $102,000, $102,000 and $34,000, respectively.

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

At March 31, 2006, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

March 31,
2006
Current marketable securities:
Commercial paper	$1,524
Asset-backed investments	4,155
5,679
Non-current marketable securities:
Commercial paper	1,037

$6,716

NOTE F – INVENTORIES

Inventories are stated at the lower of cost or replacement market. Cost is determined using an average cost method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. As of March 31, 2006, inventory consists of the following (in thousands):

March 31,
2006

Finished Goods	$724
Work-in-Process	745
Raw Materials	500
$1,969

NOTE G – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred. Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of March 31, (in thousands):

	Balance at	Charged to Costs and		Balance at
Year	September 30	Expenses	Deductions	March 31
2005	$240	$111	$146	$205
2006	$220	$72	$67	$225

NOTE H – RESTRUCTURING

In the second quarter of fiscal 2005, the Company recorded a charge of $285,000 for restructuring related to a workforce reduction in March.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility. For the period ended December 31, 2004, the Company recorded a restructuring adjustment of

$466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

As of March 31, 2006, restructuring charges of $140,000 related to the headquarters facility will be paid out through October 2007.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004.  This statement supersedes APB Opinion 25 and requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   The Company is not required to adopt Statement 123(R) until the fiscal year that begins after December 15, 2005. The Company has not completed its evaluation of Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net loss, as reported	$(949)	$(1,182)	$(1,643)	$(1,161)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(53)	(76)	(107)	(143)
Pro forma net loss	$(1,002)	$(1,258)	$(1,750)	$(1,304)

Loss per share
Basic and Diluted – as reported	$(0.19)	$(0.25)	$(0.34)	$(0.24)
Basic and Diluted – pro forma	$(0.20)	$(0.26)	$(0.36)	$(0.27)

Additional Paid In Capital

During the six-months ended March 31, 2006, Additional Paid In Capital increased $390,000 due to the exercise of stock options and $395,000 related to the issuance of Restricted Stock Awards.

Deferred Compensation From Restricted Stock

During the six-months ended March 31, 2006 there were Restricted Stock Awards of 68,500 shares and $15,300 of expense was recognized related to outstanding Restricted Stock Awards. The vesting period for these awards currently ranges from one to two years. Those that vest over a one-year period vest without other conditions. Those that vest over a two-year period vest only if certain performance criteria are met.

NOTE J – NET LOSS PER SHARE

The Company’s basic earnings per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. Diluted loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of stock options, if such effects are dilutive.

NOTE K – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the six-month period ended March 31, are shown in the chart below.

	2006	2005
Customer A	33%	1%
Customer B	20	2
Customer C	15	27
Customer D	14	1
	82%	31%

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

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included elsewhere in Part I, Financial Information.

RESULTS OF OPERATIONS

Three and Six-Month Period Ended March 31, 2006

Sales of $2.9 million for the three-month period ended March 31, 2006 were fairly consistent with the second quarter of the prior fiscal year. Sales of $6.4 million for the six-month period ended March 31, 2006 increased $397,000 or 7% over the comparable prior year period. Sales for the current fiscal year are primarily of the MediaVault™ and DiMeda® product lines, which grew almost 50% over the previous year quarter. The MediaVault product line was purchased in the second quarter of the prior year and sales related to this product line for the first six months of fiscal 2006 were $3.5 million. Current year results also include revenue related to custom engineering work done for customers of the FlexSTORE™ services platform. Legacy product sales continue to decline and as a result most of the current quarter revenue is from products introduced in the last 24 months. We continue to experience increased penetration into the content creation marketplace as well as other related sectors of the digital media workflow. Sales continued to weaken in the Broadcast and Military & Government markets.

Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, expansion of products into new applications within targeted market segments and the success of programs that specify Ciprico products. Recent product introductions have been received well by the market and we are investing to bring more product innovations to market.

Gross profit, as a percentage of net sales, was 37% and 33% for the three-month period ended March 31, 2006 and 2005, respectively. For the six-month period ended March 31, 2006 and 2005, gross profit, as a percentage of net sales, was 38% and 35%, respectively. This increase can be primarily attributed to the sales of the MediaVault™ product line, which carries higher margins, as well as margin related to the engineering work done for certain customers of the FlexSTORE™ services platform.

Total operating expenses for the quarter were $2.2 million compared to $2.3 million for the same period in the prior year, which included a restructuring charge of $285,000. Operating expenses for the six-months ended March 31, 2006 were $4.4 million compared to $3.5 million for the prior year period, which included a favorable restructuring adjustment of $466,000 as a result of the sub-lease of a portion of our headquarter facility as well as the restructuring charge noted above. The favorable adjustment was recorded to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

Research and development expenses were $990,000 and $818,000 for the three-month period ended March 31, 2006 and 2005, respectively. Research and development expenses were $1.9 million and $1.7 million for the six-month period ended March 31, 2006 and 2005, respectively. This reflects an increase in headcount and expense related to the MediaVault™ product line, additional investments in both the DiMeda® product family and the FlexSTORE™ platform, offset by drastic reductions in expense related to legacy products.

Sales and marketing expenses were $756,000 and $672,000 for the three-month period ended March 31, 2006 and 2005, respectively. Sales and marketing expenses were $1.5 million and $1.2 million for the six-month period ended March 31, 2006 and 2005, respectively. The increase between comparable periods is primarily the result of our reinvestment into sales and marketing as new products are being brought to market.

General and administrative expenses were $451,000 and $539,000 for the three-month period ended March 31, 2006 and 2005, respectively. General and administrative expenses were $988,000 and $785,000 for the six-month period ended March 31, 2006 and 2005, respectively. In addition to increasing costs for insurance, professional fees related to an increasing regulatory environment, the comparison is affected by several accounting adjustments that favorably impacted the prior year first quarter costs.

Other income is primarily interest income and is up over the previous year’s second quarter, despite lower invested balances, due to market conditions and aggressive management of our investments.

Net loss for the three-month period ended March 31, 2006 was ($949,000) or ($0.19) a share. For the comparable prior year period, the Company had net loss of ($1.2 million) or ($0.25) per share. Net loss for the six-month period ended March 31, 2006 was ($1.6 million) or ($0.34) a share compared to a loss of ($1.2 million) or ($0.24) for the first six months of fiscal 2005, which included a favorable restructuring reversal of $466,000 or $0.10 a share as well as the restructuring charge recorded in March 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash, cash equivalents and marketable securities totaling $13.8 million compared to $16.1 million at September 30, 2005. The decrease is directly related to funding of the loss for the quarter and payments related to the MediaVault™ product line acquisition. Cash flows used in operating activities were $1.8 million for the six-months ended March 31, 2006 compared to a use of $2.3 million for the same period last year.

The acquisition of the MediaVault™ product line included a contingent consideration component as well as a promissory note. Through March 31, 2006, the Company has paid $1.5 million in contingent consideration and there is no additional contingent consideration to be paid. At March 31, 2006 there is a remaining balance of $100,000 on the promissory note. This note bears interest at a rate of 5% per annum and requires quarterly payments through September 2006.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)          Meeting

The Annual Meeting of Stockholders of the Company was held on January 26, 2006 and the number of voting shares outstanding as of the record date was 4,788,382.

(b)         Election of Directors

The two nominees for director were elected to a term expiring in 2009 by a vote of Stockholders as follows:

	Affirmative Votes	Votes Withheld
Mark D. Griffiths	4,274,754	317,507

James D. Gerson	4,398,722	193,539

In addition to the directors elected above, the Company’s Board of Directors includes the following continuing directors with terms expiring in 2007 or 2008: James W. Hansen, Thomas F. Burniece, Michael M. Vekich and Gary L. Hokkanen.

(c)          Other Matters

Setting the number of members of the Board of Directors at six (6) was approved by a vote of Stockholders as follows:

Affirmative votes	4,400,583

Negative votes	183,838

Abstentions	7,840

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R Section 240.13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R Section 240.13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.

Dated: May 12, 2006	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer

Dated: May 12, 2006	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer