Form 10QSB
period 2006-06-30
CIPRICO INC
filed 2006-08-11
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2006 was 5,004,131 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.
CONDENSED BALANCE SHEET
(Unaudited)

(In thousands)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,326
Marketable securities and short term investments	6,795
Accounts receivable, less allowance	1,249
Inventories	1,849
Other current assets	156
Total current assets	15,375

Property and equipment, net of depreciation	312
Goodwill	2,784
Other intangibles, net of amortization	161
Other assets	62
$18,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865
Acquisition note payable	50
Other accrued expenses	1,097
Deferred revenue	61
Total current liabilities	2,073

Stockholders’ equity:
Capital stock	50
Additional paid-in capital	35,956
Retained deficit	(19,385)
Total stockholders’ equity	16,621
$18,694

See accompanying notes to condensed financial statements.

CIPRICO INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

NET SALES	$2,705	$3,107	$9,128	$9,133
Cost of sales	1,654	1,937	5,647	5,878

GROSS PROFIT	1,051	1,170	3,481	3,255

OPERATING EXPENSES:
Research and development	927	946	2,803	2,604
Sales and marketing	773	736	2,315	1,981
General and administrative	564	466	1,552	1,249
Restructuring (1)	—	—	—	(181)
Total operating expenses	2,264	2,148	6,670	5,653

LOSS FROM OPERATIONS	(1,213)	(978)	(3,189)	(2,398)

Other income, primarily interest	169	137	502	398

LOSS BEFORE INCOME TAXES	(1,044)	(841)	(2,687)	(2,000)

Income taxes	—	—	—	—

NET LOSS	$(1,044)	$(841)	$(2,687)	$(2,000)

Shares used to calculate net loss per share:
Basic and diluted	4,969	4,770	4,885	4,755

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(0.18)	$(0.55)	$(0.42)

(1) Restructuring amount for the nine months ended June 30, 2005 includes an amount of $466,000 that represents an adjustment to previously recorded lease abandonment charges associated with a sublease agreement executed during the period partially offset by additional restructuring charges of $285,000 related to workforce reductions.

CIPRICO INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(2,687)	$(2,000)
Depreciation and amortization	239	326
Changes in operating assets and liabilities	(967)	(1,911)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,415)	(3,585)

Cash flows from investing activities:
Equipment purchases	(227)	(97)
Purchases of marketable securities	(4,709)	(13,183)
Proceeds from sale or maturity of marketable securities	9,912	14,892
Cash paid for business asset acquisitions	(964)	(1,412)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	4,012	200

Cash flows from financing activities:
Proceeds from issuance of common stock	635	136

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	635	136

Net increase (decrease) in cash and cash equivalents	1,232	(3,249)

Cash and cash equivalents at beginning of period	4,094	4,394

Cash and cash equivalents at end of period	5,326	1,145

Marketable securities, current	6,795	12,635
Marketable securities, long-term	—	2,606

Total cash, cash equivalents and marketable securities	$12,121	$16,386

See accompanying notes to condensed financial statements.

CIPRICO INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2006
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

NOTE B – BASIS OF PRESENTATION

Significant Accounting Policies and Estimates- Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2006 and the results of operations for the three and nine-month periods ended June 30, 2006 and 2005, and the cash flows for the nine-month periods ended June 30, 2006 and 2005. The results of operations for the three and nine-months ended June 30, 2006 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on December 6, 2005.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C – BUSINESS ASSET ACQUISITIONS

On June 6, 2006, Ciprico Inc. entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation.  This Agreement involves the purchase of assets from Broadcom’s RAIDCore™ business and the cross license of software technology between Ciprico and Broadcom.  The initial amount paid at closing was allocated in its entirety to fixed assets, primarily computer equipment.  No goodwill or intangibles were recorded as part of this transaction.  Subsequent to closing, the Agreement also provides for the purchase of inventory at Broadcom’s cost.  A copy of the Agreement was attached as Exhibit 10.1 to the Form 8-K filed on June 8, 2006.

The Agreement with Broadcom also provides for payment of royalties and commissions based on actual revenue from board sales and licensing fees.  The Agreement further provides for contingent consideration in the form of warrants to purchase Ciprico stock at certain prices, these warrants vest only when certain revenue targets are achieved. Copies of these warrants were attached as Exhibits 10.2, 10.3 and 10.4 to the Form 8-K filed on June 8, 2006.

In January 2005, Ciprico Inc. purchased substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. (“Huge”).  Huge was a privately held company and a leading supplier of data storage solutions for graphic and video content creation marketplace.  The total transaction cost of approximately $3.4 million included an allocation of $2,784,000 to goodwill.  As part of the analysis of the acquisition, it was determined there was no material in-process research and development at the date of acquisition.

Part of the purchase price included a promissory note and at June 30, 2006, the remaining amount due on the promissory note of $50,000 is included in the Acquisition payable line item on the balance sheet. This note bears interest at a rate of 5% per annum.  In conjunction with the acquisition, Ciprico also issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.  The warrants become exercisable ratably over the course of the next four years and terminate five years from the date of issuance.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of June 30, 2006 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net

RAID technology	3	$170	$(81)	$89
Noncompete agreements	3	135	(63)	72
		$305	$(144)	$161

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

At June 30, 2006, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

June 30, 2006
Current marketable securities:
Commercial paper	$3,045
Asset-backed investments	3,750
$6,795

NOTE F – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using an average cost method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of June 30, 2006, inventory consists of the following (in thousands):

June 30, 2006

Finished Goods	$433
Work-in-Process	531
Raw Materials	885
$1,849

NOTE G – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty as of June 30, (in thousands):

	Balance at	Charged to Costs and		Balance at
Year	September 30	Expenses	Deductions	June 30
2005	$240	$133	$169	$204
2006	$220	$102	$85	$237

NOTE H – RESTRUCTURING

In the second quarter of fiscal 2005, the Company recorded a charge of $285,000 for restructuring related to a workforce reduction in March.

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarters facility.  For the period ended December 31, 2004, the Company recorded a restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 based upon expected future rental income, net of any costs associated with the sub-lease agreement.

As of June 30, 2006, restructuring charges of $130,000 related to the headquarters facility will be paid out through October 2007.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss, as reported	$(1,044)	$(841)	$(2,687)	$(2,000)
Deduct: Total stock-based employee compensation expense determined under fair value based, net of related tax effects	(54)	(81)	(163)	(224)
Pro forma net loss	$(1,098)	$(922)	$(2,850)	$(2,224)

Loss per share
Basic and Diluted – as reported	$(0.21)	$(0.18)	$(0.55)	$(0.42)
Basic and Diluted – pro forma	$(0.22)	$(0.19)	$(0.58)	$(0.47)

Additional Paid In Capital

During the nine months ended June 30, 2006, Additional Paid In Capital increased $590,000 due to the exercise of stock options and $395,000 related to the issuance of Restricted Stock Awards.

Deferred Compensation From Restricted Stock

During the nine months ended June 30, 2006, there were Restricted Stock Awards of 68,500 shares and $34,900 of expense was recognized related to outstanding Restricted Stock Awards.  The vesting period for these awards currently ranges from one to two years.  Those that vest over a one-year period vest without other conditions.  Those that vest over a two-year period vest only if certain performance criteria are met.

NOTE J – NET LOSS PER SHARE

The Company’s basic loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. Diluted loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of stock options, if such effects are dilutive.

NOTE K – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

NOTE L – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the nine-month period ended June 30, are shown in the chart below.

	2006	2005
Customer A	14%	4%
Customer B	13	24
	27%	28%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of sales growth rates, product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) successful integration of new businesses; (vii) sales and distribution issues, (viii) dependence on suppliers, (ix) limited backlog and (x) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

Three and Nine-Month Period Ended June 30, 2006
Sales for the quarter of $2.7 million were $200,000 less than sales in the previous quarter and $400,000 less than the third quarter of the prior fiscal year.  The third quarter was a weak sales quarter for our marketplace in general which impacted our company as well. This overall softness affected our MediaVault™ line as sales growth only increased 6% from the previous year’s third quarter, a significant decline in growth rate from the last four quarters but one we believe will be reversed as the new products announced in April begin shipping for revenue in the fourth quarter.  Within the MediaVault™ line, there was consistent growth in the newer 4-Gig products while sales of the more mature products have fallen off somewhat.  Non-MediaVault™ sales were consistent with the previous quarter but off 32% or $1 million compared to the third quarter a year ago.  The mix of new products continues to provide us with revenue growth and improving margins while the legacy product sales continue to decline.  For the nine months ended June 30, 2006, sales of $9.1 million were consistent with the same prior year period.  As noted for the quarter results, the legacy product sales continue to decline and the sales continue to rise for products introduced in the last 24 months. The MediaVault™ product line was purchased in the second quarter of the prior year and sales related to this product line for the first nine months of fiscal 2006 were $5.2 million. Current year to date results also include revenue related to custom engineering work done for customers of the FlexSTORE™ services platform.

Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, our ability to market products obtained through acquisition, expansion of products into new applications within targeted market segments and the success of programs that specify Ciprico products.  Recent product introductions have been received well by the market and we are investing to bring more product innovations to market.

Despite the relative stagnant sales level, gross profit as a percentage of sales improved over both the previous quarter and the prior-year third quarter to 39% compared to 37% for the prior quarter. For the nine-month period ended June 30, 2006, gross profit of $3.5 million represented 38% as a percentage of revenue vs. 36% in the prior-year period.  The increase in gross margin percentage can be primarily attributed to the sales of the MediaVault™ product line, which carries higher margins, as well as margin related to the engineering work done for certain customers of the FlexSTORE™ services platform.

Total operating expenses for the quarter were $2.3 million, slightly higher than either the previous quarter or the prior-year third quarter.  Operating expenses of $6.7 million for the nine-month period ended June 30, 2006 were an increase of 18% over the $5.7 million for same prior year period.  The prior-year nine-month period includes only 5 months of MediaVault™ product line expenses, as it was not purchased until January 31, 2005. In addition, the prior fiscal year included a positive restructuring adjustment of $466,000 to reduce a portion of the lease abandonment charges previously recorded in fiscal 2004 as a result of an agreement to sub-lease a portion of it’s headquarters facility.  A discussion of the three components of operating expenses follows.

Research and development expenses were $927,000 and $946,000 for the three-month periods ended June 30, 2006 and 2005, respectively.  Research and development expenses were $2.8 million and $2.6 million for the nine-month periods ended June 30, 2006 and 2005, respectively.  This reflects an increase in headcount, contracted outside services, and expense related to the MediaVault™ product line and MediaVault™ Services, additional investments in both the DiMeda® product family and the FlexSTORE™ platform, offset by drastic reductions in expense related to legacy products.

Sales and marketing expenses were $773,000 and $736,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Sales and marketing expenses were $2.3 million and $2.0 million for the nine-month periods ended June 30, 2006 and 2005, respectively. The increase between comparable periods is primarily the result of our reinvestment into sales and marketing as new products are being brought to market.

General and administrative expenses were $564,000 and $466,000 for the three-month periods ended June 30, 2006 and 2005, respectively. General and administrative expenses were $1.6 million and $1.2 million for the nine-month periods ended June 30, 2006 and 2005, respectively.  In addition to increasing costs for insurance, professional fees related to an increasing regulatory environment, the comparison is affected by several accounting adjustments that favorably impacted the prior year costs.

Other income is primarily interest income and is up over the previous year’s third quarter, despite lower invested balances, due to market conditions and aggressive management of our investments.

Net loss for the three-month period ended June 30, 2006 was ($1.04 million), ($0.21) a share, which is approximately $100,000 more than the net loss of the previous quarter and $200,000 more than the net loss of ($841,000), ($0.18) per share, for the same prior-year period. Net loss for the nine-month period ended June 30, 2006 was ($2.7 million), ($0.55) a share, compared to a ($2.5 million) net loss for the same period in the prior year, excluding the sublease restructuring adjustment noted above.   Including all restructuring items, the prior-year net loss was ($2.0 million).

The Company believes discussion of operating expense and earnings information excluding the restructuring adjustment to be useful information that allows investors to better understand and compare the operational performance of the Company among periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash, cash equivalents and marketable securities totaling $12.1 million compared to $16.1 million at September 30, 2005.  The decrease is directly related to funding of the loss of the first three quarters and payments related to the MediaVault™ product line acquisition and to a lesser extent to the purchase of the assets related to the RAIDCore™ product line.  Cash flows used in operating activities were $3.4 million for the nine-months ended June 30, 2006 compared to a use of $3.6 million for the same period last year.

The acquisition of the MediaVault™ product line included a promissory note.   At June 30, 2006 there is a remaining balance of $50,000 on the promissory note. This note bears interest at a rate of 5% per annum and requires quarterly payments through September 2006. The purchase of the RAIDCore™ product line also involves the purchase of some related inventory, the majority of such purchase will take place in the fourth quarter.

We believe our available cash and cash equivalents are adequate to fund: operations, anticipated capital expenditures and obligations related to the acquisitions, as well as any possible future acquisitions.

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in an Form 8-K filing dated June 6, 2006: In connection with the Technology License and Asset Purchase Agreement entered into with Broadcom Corporation on June 6, 2006, Ciprico issued Broadcom a series of Warrants to purchase Ciprico common stock at certain set prices, provided that certain revenue targets are achieved by Ciprico in the future.  A copy of the Warrants was filed with the Form 8-K.

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

CIPRICO INC.

Dated: August 11, 2006	/s/ James W. Hansen
James W. Hansen,
Chief Executive Officer

Dated: August 11, 2006	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer