Form 10KSB
period 2006-09-30
CIPRICO INC
filed 2006-12-08
CIK 720145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-11336

CIPRICO INC.

(Name of small business issuer in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17400 Medina Road, Suite 800, Plymouth, Minnesota 55447

(Address of Principal Executive Offices, Including Zip Code)

Issuer’s Telephone Number: (763) 551-4000

Securities registered under Section 12(b) of the Exchange Act: Common Stock (par value $0.01 per share)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by checkmark whether the issuer is not required to file pursuant to Section 13 or 15(d) of the Securities Exchange Act  ☐

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal Year $11, 932,000

The aggregate market value of shares held by non-affiliates was approximately $25.9 million computed by reference to the last sale price of the Company’s Common Stock, as reported in the NASDAQ National Market system, on October 31, 2006.

As of October 31, 2006, the Company had outstanding 5,018,906 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2007 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

CIPRICO INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED SEPTEMBER 30, 2006

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the development and growth of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Generally, words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “will,” “predict,” “intend,” or “potential” and similar expressions identify forward-looking statements.  Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) unanticipated risks associated with introducing new products, features and services; and (vi) other events and important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements.

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

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS.

General Development of Business

Ciprico Inc. (“the Company” or “We” or “Our” or “Us”) is a storage software, services and solutions provider for digital media assets.  Ciprico provides a software storage platform with unique features that allows system builders, value added resellers, and original equipment manufacturers (OEMs) to build storage devices at lower cost, with greater flexibility of inputs and drive types, and with higher software value added features.  The Company leverages this platform by providing design and integration services for customers primarily in military, government and other rich media application markets and provides hardware and software product solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the capture, creation, manipulation, archival, management and distribution of digital assets.   Our storage appliances are designed primarily for visual computing applications ranging from high-speed image data capture, through processing and analysis, to real-time playback at sustained performance levels within our target markets: content creation/digital cinema (including pre-media, video, digital intermediate, and post production), broadcast, and other rich media application markets.

We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983.  Until 1990, we developed and manufactured controller-based products for manufacturers and end users of computer systems.  In late 1990, we introduced for sale our first RAID (Redundant Array of Independent Disks) data storage product.   Throughout the 1990’s, we provided the industry standard for reliability in disk arrays with the 6700, 6900, 7000 and FibreSTORE® series.  In January 2005, we purchased substantially all of the assets of Huge Systems, Inc. including their MediaVault™ product line, which is focused on the video/graphic content creation/digital cinema marketplace.  In June 2006 we entered into a Technology License and Asset Purchase Agreement with Broadcom Corporation that included the purchase of the assets of Broadcom’s RAIDCore™ business and the cross license of software technology between Ciprico and Broadcom.

We offer the RAIDCore™ technology through the distribution channel as a RAID controller card, and to original design manufacturers (ODMs) and OEMs as software on a chip.   The RAIDCore™ products offer basic RAID (RAID 0, 1, 10) as well as advanced RAID 5 (for high input/output (I/O) oriented uses) and controller spanning.  Our product solutions and appliances are offered in a range of open platform, disk-based solutions, including products that implement a variety of RAID techniques including RAID 0 for sustained data throughput performance, RAID 3 or 4 for first level redundancy for any single drive, RAID 5 for high input/output (I/O) oriented uses and RAID 6 for continued performance with two failed drives.  We also provide SAN (Storage Area Network) and NAS (Network Attached Storage) subsystems, focused on meeting the multi-stream demands of digital media workgroup applications.

(1)           Products and Services.

Software Products

The Ciprico storage software platform is offered to ODMs, OEMs and system builders on a direct basis.  This feature rich software is hardware independent and agnostic and can run on a chipset, RoC (Raid on Chip), RoMB (RAID on MotherBoard), or HBA (Host Based Adapter).  In addition, it offers multiple levels of RAID protection including host-based bootable RAID 5.  This industry-leading software will also be available in the next fiscal year with level 6 RAID protection and be compatible with SATA I, SATA II, or SAS drives.  Our RAIDCore software is a highly integrated storage platform that includes enterprise-class RAID software that runs on multiple storage silicon offerings and provides our customers with a competitive advantage.

The Company intends to offer a Universal Storage Driver Interface, common management application interface and value added software features such as backup, virtual tape library and thin provisioning to drive down costs, offer flexibility in product design, and increase the value our customer can offer to the marketplace resulting in enterprise quality storage appliances at significantly reduced cost.

Services

Ciprico has a decade long history of providing solutions for military and government applications and continues to offer ruggedized solutions for that marketplace.  In the past fiscal year the company has begun utilizing its core software intellectual property to design customized software for military applications with unique features.  This service generates non-recurring engineering fees for software development and ongoing software licensing fees for the life of the related program.  The Company intends to expand this effort in the next fiscal year and will continue to develop and market ruggedized and removable storage solutions.

Product Solutions and Appliances

We create, design, and develop all of our product solutions and appliances to operate at peak performance levels while maintaining high reliability.  We offer customers a choice of several different solutions depending on their value and performance needs.  Very high performance applications may require one or several systems and different levels of RAID protection. Ciprico products are available in several RAID levels to meet the varying demands of the customer base:  RAID 0 – stripes data across multiple disk drives to increase sustained data throughput performance but provides no redundancy, acceptable when content can be easily redigitized or otherwise recovered; RAID 1 – duplicates data via mirroring to provide redundancy;  RAID 3 –stripes data across “n” number of disk drives and creates a dedicated parity drive that protects data against the loss of any single disk drive in the subsystem, a key feature for creative applications such as animation or special effects where unique data cannot afford to be lost;  RAID 4 –identical to RAID 3 except RAID 4 moves data in large blocks and can show better read data rates;   RAID 5 –stripes data and parity across all the disk drives in the array, making it very good for transaction processing and is thus best for traditional data processing or enterprise applications;  RAID 6 – provides exceptional data protection where any two drives can fail and the array will still maintain all the data, and all the sustained throughput, so the customer can continue to work. This RAID level is important in very large arrays that contain critical data, such as a feature film, where data loss could be catastrophic.

Our products are organized into four product line families: RAIDCore™, MediaVault™, FibreSTORE®, and DiMeda®.

RAIDCore™

Our RAIDCore product family offers storage ODMs, OEMs and system builders (including white box server builders) a complete and feature-rich storage platform software delivered as a HBA.  The close interoperability between the software and the silicon provides significant cost savings and the ability for system builders to focus on providing higher value storage solutions.

The RAIDCore RAID controller series delivers multiple RAID levels for servers and workstations. These controller boards are marketed and distributed primarily through large multi-national distributors. With controller spanning, online capacity expansion, online RAID level migration and distributed sparing, they offer enterprise-level data integrity and leadership data access performance at a highly economical total cost of ownership.  These board level products come in both 4 and 8 port SAS (Serial Attached Storage), SATA II, and SATA I models.  In addition, both the PCI-X® and PCIe (express) boards provide for either hardware RAID or Host-based RAID.   With the industry’s first SATA RAID on chip (RoC) as well as the industry’s first controller spanning feature, the RAIDCore product’s single chip solution provides for higher reliability and greater performance at a lower board and enclosure cost.

MediaVault™

Our MediaVault product line is designed as a cost effective solution for high-bandwidth content creation applications like uncompressed SD / HD editing, film digital intermediate work, and digital cinema.  These products are marketed primarily through distributors to dealers and integrators in the pre-media and video content creation industry who combine the high bandwidth attributes of MediaVault with high definition and film resolution software/hardware components for a complete solution for their end user customers. The MediaVault RAID software family is a third generation code set that is focused on providing very high performance throughput for video applications using RAID 0, 3 and 6 in a very low cost hardware architecture thus providing a superior value for the content creation/digital cinema market. Our current product offerings include a high performance 4Gb Fibre Channel and U320 SCSI interface, and switchable RAID 0 and RAID 3 operation, offering both performance and protection. RAID 6 operations are now included on select models offering users added level of data protection.

MediaVault U320-S and U320-S Dual are respectively single channel and dual channel appliances with Ultra 320 SCSI (Small Computer System Interface) host interfaces and ATA (Advanced Technology Attachment) drive interfaces using the same desktop chassis. The MediaVault U320-S is a 5-drive system with each channel capable of data rates in excess of 200MB (Megabytes) per second (which translates in our markets to the ability to stream 10 bit uncompressed HD resolution files). The MediaVault U320-S Dual is essentially two MediaVault U320-S disk arrays in a single chassis. Each disk array is independent with its own disk drives and U320 controller. The U320-S and S Dual can be configured in RAID 0 (performance) or RAID 3 (protected) operation.

MediaVault U320-R and RX are next generation versions of the S products in an ergonomically designed chassis, with the same hardware RAID technology providing identical performance as the S models, but having greater user serviceability through removable drives and, in the case of the RX version, redundant power supplies. The RX version has the added benefit of being rack mountable.

MediaVault 4105, 4110 and 4210 are the Company’s 4Gb (Gigabit) Fibre Channel storage appliances and are market-leaders in this format, utilizing ATA disk technology to provide both excellent value/performance metrics and quiet, heat minimizing features. The 4105 is a single channel, 5-drive system with data rate performance of 250MB to 300MB (Megabytes) per second.  The 4110 is a 10-drive array drive offered in a 1U (one rack mount unit) chassis that employs the same 4Gb Fibre Channel RAID controller as the 4105 driving two 5-drive arrays.  This product is capable of similar data transfer rates to the 4105, but the product density lends it much more to near line storage solutions such as archiving and digital asset management at a very low cost per GB.  The 4210 is a dual controller 10 drive system, and with 2 channels striped it is capable of data rates in excess of 600MB per second, making these products ideal for use in HDTV and film resolution applications. The current versions of these 4Gb MediaVault products allow for multiple product “daisy chaining” in archiving applications and are also available in RAID 6.  The 4105 and 4210 models feature removable disk drives, and the 4210 also has user serviceable controller(s), redundant cooling fans and redundant power supplies. Redundant failover controllers will be available in the next fiscal year.

The MediaVault IB brings data throughput to an unprecedented level by serving as a bridge between multiple 4Gb Fibre Channel MediaVault disk arrays and the InfiniBand interface in the host that is capable of sustaining 20Gbit per second data rates.  With Ciprico’s extensive experience in providing storage solutions to both commercial and government entities, the MediaVault IB was designed with high bandwidth, high-performance applications in mind: 2K and 4K film capture and playout in the Digital Intermediate process; multi-stream HD transfers in collaborative shared storage networks for content production and post production; real-time image capture and analysis in lab research and simulation for industrial or military products development.

The MediaVault 4440 is a compact, modular, removable high performance RAID disk system with quad 4Gb Fibre Channel controllers and 40 shock resistant 2.5” drives that allows for portability with enhanced protection for digital media.  Along with industry leading real-time RAID 6 protection the 4440 has extremely fast performance with data rates of 1200MB per second, which supports 4K film resolution files, 2 streams of 2K resolution, or 4 streams of uncompressed HD 10 bit.  The unit is configured with four removable vPODs™ that each have their own controller and therefore function as a self contained RAID unit.  A ruggedized version for military customers and a rack mount version are planned for the next fiscal year.

FibreSTORE®

Our FibreSTORE  product line family utilizes our legacy RAID array software technology designed by Ciprico and includes unique features such as Accelerated Drive Teaming™, guaranteed performance in degraded modes, as well as premium software packages enabling entire disk packs to be removed and replaced from the base unit.   The FibreSTORE software platform was designed for flexibility and is primarily marketed as an OEM (Original Equipment Manufacturer) product available as a completed product, as a controller only or through a software license arrangement.

FibreSTORE 2210 is a continuation of previous generations of Ciprico RAID technology and offers 2Gb Fibre Channel technology for both the host and drive interfaces.  The base system is comprised of two RAID controllers, ten disk drives and redundant power supplies.  The product scales in capacity to 24 TB per system by utilizing expansion chassis, each of which comprises two interfaces, ten disk drives and redundant power supplies.  Its unique set of benefits to the customer are in the area of enhanced application performance as it pertains to ensured, uninterrupted data availability at full performance levels without disruption.  These features make the product uniquely suited for high bandwidth applications for the military and broadcast markets.

FibreSTORE 2212A and 4212A are dual RAID systems with 2Gb and 4Gb Fibre Channel host interfaces, respectively, and twelve SATA (Serial ATA) disk drives. The product was designed employing Ciprico’s Accelerated Drive Teaming™ software as the key differentiated feature.  Accelerated Drive Teaming, or XDT for short, is a methodology utilizing hardware and software techniques to overcome the inherent drive delays found in desktop drives.

TALON™ 2211 or “TALON II” is a highly ruggedized product for military applications.   The mechanical chassis is designed to enable the operation of a disk array in harsh environments of temperature, shock, vibration, salt-fog, etc.  Additionally, the patent pending removable disk pack feature is a key differentiation, enabling the portability benefits of tape, with the random access benefits of disk drives.  TALON II uses the same Ciprico developed RAID technology as our FibreSTORE 2210 family.  This enables the TALON II to achieve 2Gb per second performance through each of the two active RAID controllers in the product for high data rate recording and playback applications.  The next generation TALON III product is being developed utilizing low cost SATA/SAS drives and a lighter more compact chassis.

DiMeda®

Our DiMeda product line family utilizes our common NAS software.  This software consists of several code sub-libraries, including open source operating and file systems.  The DiMeda family product line was designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols of CIFS (Common Internet File System) and NFS (Network File System) in a file based shared storage system delivering near-Fibre Channel SAN (Serial Attached Network) performance with the ease-of-use of an appliance.  It is built on standard off the shelf PC motherboard and chassis hardware with Linux based software components.  With both standard 1Gb and 10Gb Ethernet connectivity and either RAID 5 or RAID 0+1 levels of protection, as well as support for industry standard networking protocols, the DiMeda appliances offer an easy to use, high performance, resilient networked storage solution capable of storing large quantities of digital media content.

The DiMeda 1712 is configured as a single, integrated solution, which includes the NAS server processor board, an internal RAID controller and twelve SATA disk drives with intuitive web-based GUI for simple system and storage management. It is targeted at workgroup-based applications requiring multi-stream sharing of digital media content such as in video editing.

The DiMeda 1724 is the larger capacity version of the 1712 and is configured as a single, integrated solution which includes the NAS server processor board, two internal RAID controllers and twenty-four (24) SATA disk drives.

The DiMeda 10G is a NAS system with a 10Gb Ethernet port and is targeted at applications that require sustained data rates exceeding 300 MB/second such as multi-stream HD editing.  The DiMeda 10G is configured as a single, integrated solution, which includes the NAS server processor board, two internal RAID controllers, and twenty-four (24) SATA disk drives.  DiMeda 1724 customers can be upgraded to 10Gb Ethernet technology via an upgrade kit.

Warranty and Product Services Programs

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

Product Service Programs.

In addition to the standard warranty offered on product sales, we offer a range of contract-based service programs with ascending levels of product service coverage.  These service programs are adjunct to the standard warranty and comprise the following:

i)                                         Lights On – 24x7 telephone support. Essentially an all-hours version of the technical support detailed above.

ii)                                      Advance Replacement  – Advanced Parts Replacement available as 1, 2 or 3 year contracts whereby in the event of a part failure the customer can request the shipment of a new replacement part before the failed part is returned.

iii)                                   Advance Replacement with Secure Site Rider – As above but intended for those with equipment in a secure environment.

Our Advance Replacement Programs provide customers with delivery of replacement parts from an authorized Ciprico parts depot.  Depots are currently located in Minneapolis, the United Kingdom and Singapore.

(2)           Sales, Marketing and Distribution.

Our software, services and solutions are sold through a direct sales force calling on a combination of OEMs, system integrators, distribution partners and dealers.  Our direct sales organization is primarily responsible for demand creation activities and customer development within these distribution channels in the United States.  Distribution and dealer sales cycles are typically shorter than with an OEM type sale, and range from two weeks to three months.  We also have distribution channels and arrangements in Canada, Asia Pacific and Europe.  In addition to our sales force, we have inside sales, business development and pre-sales system engineering resources that work closely with and complement our direct sales force.

Over 175 million storage platforms were shipped globally in the past year according to Gartner Research and depending on the specific market is growing at double-digit rates.  These platforms are increasingly being used in high-level consumer servers storing video, photographs and movies.  The drivers of this growth are social or regulatory in nature and are complimented by increasing processing power in core logic chip offerings and new disk drive techniques such as SAS (Serial Attached SCSI).

The availability of a standard storage protection software layer (RAID) and management software that can work across different chip vendors, with multiple I/O offerings (Fibre Channel, Infiniband, iSCSI), and that can span across both internal mother boards and external appliances, provides system builders and OEMs the basis to offer Enterprise like storage appliances at much lower total cost of ownership.

We leverage our core software technology and distribution system to offer software, services or solutions for multiple markets with our primary focus on enterprise, military and government, content creation/digital cinema (including pre-media, video, digital intermediate, and post production), and broadcast.

Enterprise

Our market focus for the software platform spans the high-end consumer, game developers, media specialists and the SMB markets.  We reach these markets through OEMs, systems builders and VARs with either a software license or a HBA.  For example, a current customer, a major China based OEM, is using our software platform, a Broadcom chip, and additional virtualization software from another vendor to build a storage appliance aimed at the growing SMB market in China.  Our intention is to make this software ubiquitous throughout the industry and drive storage management costs lower for end users and decrease the cost of management for the OEM.  We also will introduce into the U.S. market in the next fiscal year three board level products (HBAs) utilizing our software platform and sold through distribution to system builders.  The initial sales process for OEMs, ODMs and system integrators is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations with sales cycles ranging from three to eighteen months.

Military and Government

Our primary focus in this market segment is to provide software customization services or ruggedized products with removable disks for applications commonly referred to as “Command and Control” or C4I.  The primary applications within the C4I are those involving the collection, processing and dissemination of visual reconnaissance and surveillance data.  Mission planning, intelligence gathering and targeting applications involve capturing visual data via airborne or space-based satellite sensors in reconnaissance and surveillance applications.  A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds to thousands of frames per day.  In the case of satellite-based imagery sensors, our products are used at the supporting ground stations.   For airborne applications, our products are onboard aircraft and imagery data is captured at a very high transfer rate.  In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users.  Once processed, the imagery data is stored in digital asset management databases for fast query and retrieval.  These databases often reach multiple terabytes in size and require the high bandwidth performance our products provide.  We rely on a direct sales method to address this market through government resellers and contractors primary to the contract with the governmental unit.  Sales cycles for this market may range from three to eighteen months and contracts from one to seven years.

Content Creation/Digital Cinema

The change has begun in the film industry to capture the original image with a digital camera, rather than film.  There are still many movies shot with film that are then converted to digital for intermediate work (i.e. editing, special effects, lighting changes, color changes, etc.) and ultimately put back on film for distribution.  There is huge potential for storage as the movie industry goes digital, including archives for the digital intermediate work and ultimately the permanent archiving of these digital assets.  In addition to Digital Cinema, companies involved in video content creation such as advertising agencies, post-production houses and video production companies are another primary focus.  As these workflows move from SD (Standard Definition) assets to HD (High Definition) the need for storage increases exponentially.  Applications within this rapidly expanding global market segment have traditionally included 3D animation, special effects, film restoration, editing and archive.  Our primary means of distributing our products to this market is through authorized distributors and resellers, many of whom put together end-to-end solutions for their customers.

Broadcast

 This market segment growth has slowed to low single digit unit sales and declined on a revenue basis. This market includes companies that create, edit, manipulate and broadcast images, in real-time using digital technology, which provides reduced cost of ownership and increased productivity over traditional film and tape based methods.  The expansion of HDTV worldwide provides opportunity for vendors with solutions that improve the productivity of creating, managing and storing HD content.  Our solutions meet the requirements of broadcast and video services applications, which require very high bandwidth and absolute reliability to supply many simultaneous video streams to multiple users where interruption of service and dead airtime is not acceptable.  With images stored as data, applications for storage devices within the television broadcast segment include electronic news gathering, commercial and promotional insertion and TV broadcast.  We have not emphasized investment in this market due to low margins and increased competition.

(3)           Status of New Products.

See item (10) below.

(4)           Competition.

The market for all levels of storage solutions is highly competitive.  We compete against independent storage suppliers, including but not limited to Apple Computer Inc., Avid Technology Inc., Dot Hill Systems Corporation, Infortrend Technology, Inc., Xyratex, Ltd., as well as numerous privately-held companies including Isilon Systems Inc., DataDirect Networks, BlueArc Corporation, Facilis Technology Inc., and Pillar Data Systems.  Our RAIDCore product line competes with such companies as 3Ware (a part of AMCC – Applied Micro Circuits Corporation), LSI Logic, and Adaptec, Inc..

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

Our ability to compete successfully depends upon our ability to recruit and retain key human capital capable of continuing to expand our intellectual property.  Although we believe that our software platform has certain competitive advantages that are patent pending, there can be no assurances that we will be able to compete successfully in the future or that other companies may not develop products with greater utility and thus reduce demand for our software products, or that we will not encounter increased price competition for our product offerings which could materially and adversely affect our operating results.  We also offer complete product solutions that compete against well established companies with substantial sales channel organizations or lower return on investment goals which could materially and adversely affect our the growth in product solution sales.

 (5)          Manufacturing and Suppliers.

Our product solutions are manufactured utilizing both configure-to-order and inventory fulfillment operations models.  Manufacturing activities for our products primarily involve quality assurance testing of subassemblies, final system assembly, integration and final test. Our assembly operations are ISO 9001:2000 certified, located in Plymouth, Minnesota and are typical of the electronics industry with no unusual methods or equipment required.  The sophisticated nature of some of our products does, however, require extensive testing by skilled personnel.

Our storage appliance products are comprised mainly of a controller, an enclosure, disk drives, power supply and other miscellaneous parts.  Although the subsystems are unique and not readily available, they do contain many components that are industry standard parts that are readily available from many suppliers at competitive prices.  Our controller board assemblies are purchased from ISO 9001 contract manufacturing companies, which manufacture the assemblies to our specifications.  The completed board assembly is subject to test procedures to insure product performance, reliability and quality.  The metal enclosure and power supply are specified to our needs, but alternative sources for the components are available.  Some of our DiMeda products are sourced as a fully integrated hardware solution from our supplier, with our software loaded at their location.

Our RAIDCore controller boards are also purchased from third-party manufacturing services to take advantage of the inherent quality and cost benefits.  We believe that using outsourced manufacturing services allows us to focus on product development and increases operational flexibility, thus allowing us to more rapidly introduce new products.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  We have no long-term supply contracts.  There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require.  If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share.  In addition, scarcity of such components could result in cost increases and adversely affect our operating results.  Our principal suppliers are Seagate Technology, Inc., Hitachi Global Storage Technologies, Bell Microproducts Inc., Plexus Inc., Du Fresne Manufacturing Co., Arrow Electronics, and JMR.

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

(6)           Customer Dependence.

Our products are sold to a broad base of customers, in most cases through distribution.  As a percentage of sales, Desktop Video Systems, a distributor, represented 13% and 6% of net sales in fiscal 2006 and 2005, respectively.  While Thomson Broadcast Solutions, a direct sale customer, represented 12% and 18% of net sales in fiscal 2006 and 2005, respectively.

(7)           Patents and Trademarks.

In November 2005, a patent was awarded to Ciprico for Media Server with single chip storage controller.  This patent relates to the conversion of digital medium direct from disk to TCP/IP (Transmission Control Protocol/Internet Protocol) format for distribution.  The market applications are in digital cinema, Video on Demand and related remote play out applications.

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

We also rely upon copyright, trade secret protection and confidentiality agreements with our employees, customers, suppliers and partners, to preserve our intellectual property rights in this material.  We have obtained federal registrations for the trademarks Ciprico®, NETarray®, DiMeda®, and FibreSTORE® and have registration applications pending for our trademarks MediaVault™, and vPOD™.  As part of our Agreement with Broadcom we have the rights to use the trademarks RAIDCore™, Xelcore™, Fulcrum™ and Hyperraid™.

Intellectual property licensed to Ciprico from Broadcom as part of the Technology License and Asset Purchase Agreement dated June 6, 2006 has a number of patents and patent applications.  These patents include but are not limited to: a patent awarded for a method and system for configuring RAID subsystems with block I/O commands and block I/O path; a patent awarded for a File mode RAID subsystem which involves a method and system which enables data redundancy across servers, networks, and controllers by using standard redundant files as underlying storage for RAID subsystem configurations; a patent awarded for rebuilding redundant disk arrays using distributed hot spare space; a patent awarded related to In-place data transformation for fault-tolerant disk storage systems; as well as 10 patents pending.

(8)           Backlog.

We historically have operated on low levels of backlog, and therefore, do not consider the level of backlog to be indicative of future operating results.  As of September 30, 2006, we had approximately $427,000 in backlog that is scheduled to ship in fiscal 2007.

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

In fiscal 2006 we provided software and hardware design services for two customers.  We were paid a total of approximately $900,000 for this work.  Both projects are substantially completed.  We also outsourced some development to a team of engineers in Russia.  All their work was at our direction and supervised by our engineers.  Our contract with them for the projects assigned to them is substantially complete.

The majority of our research and development expenses in the past year were focused on the development of software to protect digital assets from disk drive failures.  These investments included: a RAID 6 platform to be utilized in our MediaVault products; an Infiniband based I/O platform that will be sold as a stand alone bridge device as well as a add on to our core RAIDCore storage platform; and software for an intermediate archive for digitally captured cinema.    We expect this trend to continue and accelerate in the next fiscal year due to enhancements and additional features in our RAIDCore product line.

Our research and development expenses were $3.7 million and $3.5 million in fiscal 2006 and 2005, respectively.  All of our research and development expenditures are expensed as incurred.  As of November 15, 2006, we had 16 employees and 5 contractors engaged in research and development activities.

We do not have significant firm orders for our development stage products.  There is no assurance that any of our development programs will be completed or that the resulting products, if any, will be marketed successfully.

(11)         Environmental Regulation.

Compliance with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon our capital expenditures, earnings or competitive position.  All of our products for the European market are compliant with the European Union doctrine - ROHS (Restriction of Hazardous Substances) and we have finalized our compliance with WEEE (Waste Electrical and Electronic Equipment).

(12)         Employees.

As of November 15, 2006, we had 43 employees (41 full-time), of which 16 were in engineering, research and development and technical support, 11 in sales, marketing and customer service, 8 in manufacturing, operations and quality assurance, and 8 in general management, accounting, information systems and administration.  During the year we also utilized numerous contract employees in engineering, test, and marketing to meet shorter-term goals.  None of our employees are represented by a labor union.  We have experienced no work stoppages and believe that our employee relations are satisfactory.

We believe that the future success of our business will depend in part on our ability to attract and retain qualified technical, management and marketing personnel.  Such experienced personnel are in demand, and we must compete for their services with other firms, which may be able to offer more favorable benefits.

ITEM 2.                                                     DESCRIPTION OF PROPERTIES.

Our administrative headquarters, manufacturing as well as some of our operations are located in one building in Plymouth, Minnesota, totaling approximately 39,000 square feet.  This facility is leased under a operating lease through October 2009, with an option to vacate in October 2007.  The lease provides for base rental payments of approximately $344,000 through October 2007 with increases of approximately 3% each subsequent 12-month period.   Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility, as defined by the lease agreement.  In connection with a work force reduction and restructuring implemented in April 2004, we abandoned approximately 17,000 square feet of our headquarters facility.  In December 2004 we sublet this space (through October 2007) to a third party at a rate lower than our lease rate.  As a result of this sublease, we reversed $466,000 of the charge we recorded for lease abandonment in December 2004.

In July of 2006 we entered into a lease for approximately 4,800 square feet in Agoura Hills, California for sales, service and research and development.  The lease expires in October 2011 and provides for gross rental payments of approximately $9,900 per month with increases of approximately 3% in each subsequent 12-month period.

In June of 2006 we entered into a short-term lease for approximately 3,700 square feet in Nashua, New Hampshire for service and research and development.  The original term of the lease was through December 1, 2006, and is being extended on a month-to-month basis with monthly lease payments of $5,400.

We believe that our existing facilities and equipment are well maintained and in good operating condition.  We own all of the equipment used in our operations.  Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

ITEM 3.                                                     LEGAL PROCEEDINGS.

We are not a party to, nor is any of our property subject to any material pending legal proceedings, nor are any material legal proceedings known to be contemplated by governmental authorities or others.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

STOCK TRADING:

Ciprico common stock is traded on the NASDAQ National Market under the symbol CPCI. As of October 31, 2006, there were approximately 1,100 stockholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2006 and 2005, were:

	2006		2005
Quarter	High	Low	High	Low
First	$5.66	$4.12	$4.45	$3.72
Second	6.12	5.47	4.73	3.82
Third	6.37	5.77	4.75	4.03
Fourth	6.04	4.08	4.97	3.82

We have not, and do not intend to pay cash dividends on any of our securities for the foreseeable future. We made no sales of unregistered securities, and made no repurchase of equity securities, during the quarter ended September 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION: -See Item 11.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB.

NET SALES:

The majority of our sales are through distribution and therefore we do not always know the exact application and market our products are being used in.  For purposes of this analysis of our net sales we have separated sales into 5 major market categories:

Comparative information on sales by market is shown in the charts below (in millions):

	2006		2005
Market	Sales	% of Total	Sales	% of Total
Content Creation/Digital Cinema	$6.2	52.5%	$4.0	30.3%
Broadcast	2.8	23.5	3.7	28.0
Enterprise	0.2	1.5	0.1	0.8
Military & Government	2.5	21.0	5.2	39.4
Other	0.2	1.5	0.2	1.5
Total	$11.9	100%	$13.2	100%

Sales for 2006 decreased 10% from 2005 sales, which is primarily due to decreases in sales of our legacy products, which were, concentrated in the Broadcast and Military & Government markets.   This decrease is offset by the increasing sales of our newer products into the Content Creation/Digital Cinema marketplace, which shows a 55% increase over 2005.

We believe there is considerable growth in the Content Creation/Digital Cinema marketplace as the creation and capture of media assets completes it migration from SD to HD and from analog/film to digital.   Our solutions are designed to meet the specific needs of these customers.  We also believe that we have and are developing applications that are critical to the stages in the digital workflow process, including capture, management, archival and distribution of digital assets.

Sales in the Broadcast segment decreased 24% from 2005.   We believe the decrease is the result of lost business from competitive effects at each of our largest broadcast OEMs and, to a lesser extent, the result of softer demand within the broadcast industry.  Sales to our two largest OEM’s decreased over $1 million from 2005 to 2006.

Sales in the Military and Government market decreased 52% in 2005 versus 2006.  The decrease in the past fiscal year reflects reduced spending levels from system integrators associated with defense related programs and the end of a long term program.  Sales in the Military segment are to some extent dependent upon the actual appropriation and funding of government programs that specify our products.  In fiscal 2005 we had a large end of program purchase from a military OEM and no such purchases in 2006.  Sales in the Military segment have historically fluctuated between years due to the timing of spending on defense-related programs.  We believe that we can leverage our technology to satisfy certain customers in this market that could prove to be multiple year contracts.

Sales of our legacy products in our FibreSTORE family dropped with the loss of key OEMs and anticipated technology obsolescence.  However, we are encouraged with the continued growth in the sales of our MediaVault family of products, which were up over 50% as compared to 2005.  In addition we are encouraged as we are recognizing our first revenues from the RAIDCore product line (purchased in June 2006) and we expect that a key part of our future revenue streams will come from these software products and solutions products. We believe our revenue growth in the future is dependent on our ability to sign direct licensing arrangements for our software platform, build strong relationships for our HBA products, generate service revenues, and continue penetration of our product solutions into targeted market segments.

COST OF SALES AND GROSS PROFIT:

Gross profit, as a percentage of net sales, was 36% in 2006 and 2005.  The 2006 percentage was adversely affected by lower volumes of sales and inventory charges related to our legacy products, offset by the slightly higher gross margin percentages of the MediaVault product line.   Gross profit on appliance product sales is highly dependent on the cost of various components including disk drives and may fluctuate from quarter to quarter.  We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2007 in our solutions product group. We intend to partially offset these margin pressures through new product introductions and cost reductions.  Software product sales and the RAIDCore solutions product line carry significantly higher gross margin percentages and should have a favorable impact on gross margin in fiscal 2007.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses increased approximately $247,000 or 7% compared to the previous year.  There were increases as a result of: 1) having a full year of engineering resources related to the MediaVault product line (8 months of costs in 2005 as this was acquired on January 31, 2005); 2) additional engineering resources employed through an arrangement with a company in Russia; and 3) additional resources related to development of the RAIDCore product line, purchased in June 2006.  These increases were offset in part by a decrease in prototype spending on solutions product projects, as there is a continued shift towards software development activities.

SALES AND MARKETING EXPENSES:

Sales and marketing expenses increased approximately $221,000 or 8% compared to the previous year.  The increase is primarily a result of having a full year of expenses related to the MediaVault product line (8 months of costs in 2005 as this was acquired on January 31, 2005) and to a lesser extent related to costs related to contractual customer service obligations of the RAIDCore product line purchase in June 2006.  We expect these expenses to increase in absolute dollars during fiscal 2007 as a result of business development costs associated with the RAIDCore product line.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses increased $124,000 from 2005.  This net increase is a result of many factors including costs related to the move of the California office, costs related to the RAIDCore product line acquisition, increased costs of regulation compliance, increased costs of insurance – offset to some extent by a reduction in personnel costs and lower legal costs.   We expect general and administrative expenses to increase in fiscal 2007 due to higher insurance costs, increased costs to ensure regulatory compliance, increased accounting and audit fees, costs to implement a new accounting, manufacturing and sales system, and costs related to preparing for Sarbanes-Oxley Section 404 compliance.

RESTRUCTURING:

During the second quarter of 2005 we implemented a workforce reduction, as a result we recorded a charge of $285,000 related to employee termination costs.  In December 2004 (first quarter of fiscal 2005) we sublet a portion of our headquarter facility, for which we had taken a restructuring charge in fiscal 2004.   Due to the sublease of the abandoned space and the additional mitigation of other costs associated with previous restructuring charges, $576,000 of earlier restructuring charges were reversed in first quarter of fiscal 2005.  We do not anticipate any further restructuring efforts in the near future.

OTHER INCOME:

Other income of $660,000 and $562,000 in fiscal 2006 and 2005, respectively, is primarily attributable to interest income on cash and marketable securities. The increase for 2006, despite lower principal balances is the result of overall higher market interest rates and active management of the investments.

INCOME TAX EXPENSE:

For fiscal 2006 and 2005, no net income tax expense or benefit was recognized, as we do not expect to realize any current income tax benefits.  The effective income tax expense was 0% in 2006 and 2005. See Note 4 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2006, we had a total of cash, cash equivalents, marketable securities and asset-backed short-term investments of $11.0 million compared to $16.1 million at the end of 2005.  The September 30, 2005 amount includes $2.6 million, which was classified as non-current.

Cash flows used in operating activities were $4.2 million and $3.5 million in 2006 and 2005, respectively. The use of cash in all years reflects the net loss and the impacts of depreciation and changes in working capital.   The change in total cash and investments between 2006 and 2005 relates to the cash flow to support the net loss, change in working capital and $1.0 million of cash paid out as part of the acquisition of the MediaVault product line.

Capital expenditures were $94,000 in 2006 versus $98,000 in 2005, and relate to equipment purchases or small leasehold improvements.    We anticipate that capital expenditures and related expenses for product development activities in 2007 will approximate $500,000.   Some of our development work may become reimbursable via non-recurring engineering fees we anticipate receiving from certain customers.

As of September 30, 2006, we have lease commitments, including base rents and operating costs, on our corporate headquarters of about $400,000 for each of the next two years.  The lease contains a termination clause, which would allow us to leave the premises in October of 2007 for a fee of $42,000.  The lease expires in October of 2009.  We have a sublease in place with a third party for part of this space through October of 2007, which provides us with sublease income of approximately $139,000 per year.  In addition, we have lease commitments on our California office of approximately $125,000 per year through October 2011.

We have no other obligations left to pay related to the acquisitions of the MediaVault and RAIDCore product lines.  As part of the acquisition of the RAIDCore product line we purchased the assets of the business, principally inventory and capital assets. The key consideration for the RAIDCore transaction relates to royalties and commissions on future sales of the RAIDCore controller boards and software, as well the vesting of warrants in Ciprico stock should certain sales targets be achieved.

Despite the cost reduction efforts implemented in recent fiscal years, we are uncertain as to when we can expect to return to profitability due to the lack of any ability to forecast sales in our markets and continued investments expected in new product development.  We are dependent on a substantial increase in sales to be able to achieve profitability. We believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures, as well as any potential acquisitions in fiscal 2007.

NEW ACCOUNTING PRONOUNCEMENTS:

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) “Share-Based Payment”.    SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  SFAS 123R will be effective for the Company at the beginning of fiscal 2007 (October 1, 2006).  The Company is in the final stage of evaluating the impact that the adoption of SFAS 123R will have on our financial statements.  In the Notes to Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

CAUTIONARY STATEMENTS:

Any forward-looking statements included in this section or elsewhere in this Form 10-KSB are subject to various risks and uncertainties, which may cause actual results to differ from the expectations set forth in these forward-looking statements.

ITEM 7.                  FINANCIAL STATEMENTS.

BALANCE SHEET

Ciprico Inc.

Amounts in thousands, except share data

September 30	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,357
Marketable securities and short term investments	6,679
Accounts receivable, less allowance of $186	1,446
Inventories	1,925
Other current assets	175
Total current assets	14,582

PROPERTY AND EQUIPMENT, AT COST:
Furniture and fixtures	510
Equipment	4,332
Leasehold improvements	637
5,479
Accumulated depreciation and amortization	(5,207)
Net property and equipment	272

GOODWILL	2,784
OTHER INTANGIBLES, NET	136
OTHER ASSETS	54
$17,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,210
Accrued compensation	307
Warranty accrual	166
Accrued restructuring	106
Other accrued expenses	186
Deferred revenue	78
Total current liabilities	2,053

LONG TERM LIABILITIES:
Deferred tax liability	66

STOCKHOLDERS’ EQUITY:
Common stock, 5,015,231 shares issued and outstanding	50
Additional paid-in capital	36,390
Retained deficit	(20,359)
Deferred compensation from restricted stock	(372)
Total stockholders’ equity	15,709
$17,828

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

STATEMENTS OF OPERATIONS

Ciprico Inc.

Amounts in thousands, except per share amounts

Years ended September 30	2006	2005
Net sales	$11,932	$13,213
Cost of sales	7,590	8,434
Gross profit	4,342	4,779
Operating expenses:
Research and development	3,714	3,467
Sales and marketing	3,013	2,792
General and administrative	1,936	1,812
Restructuring charges	—	(291)
Total operating expenses	8,663	7,780
Loss from operations	(4,321)	(3,001)

Other income net, primarily interest	660	562
Loss before income taxes	(3,661)	(2,439)

Income tax expense (benefit)	—	—
Net loss	$(3,661)	$(2,439)
Shares used to calculate net loss per share:
Basic and diluted	4,916	4,762

Net loss per share:
Basic and diluted	$(0.74)	$(0.51)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Ciprico Inc.

Amounts in thousands, except share data

Years ended September 30, 2006 and 2005	Shares	Common stock and additional paid-in- capital	Retained deficit	Deferred compensation from restricted stock	Total

Balance, September 30, 2004	4,738,595	35,165	(14,259)	(49)	20,857

Employee plan stock purchases	19,162	78	—	—	78
Exercise of employee stock options	27,200	93	—	—	93
Restricted stock cancelled	(1,500)	(21)	—	14	(7)
Amortization of restricted stock	—	—	—	30	30
Net loss	—	—	(2,439)	—	(2,439)
Warrants issued	—	20	—	—	20
Balance, September 30, 2005	4,783,457	35,335	(16,698)	(5)	18,632

Employee plan stock purchases	16,749	82	—	—	82
Exercise of employee stock options	146,525	627	—	—	627
Restricted stock issued	68,500	396	—	(396)	—
Amortization of restricted stock	—	—	—	29	29
Net loss	—	—	(3,661)	—	(3,661)
Warrants issued	—	—	—	—	—
Balance, September 30, 2006	5,015,231	$36,440	$(20,359)	$(372)	$15,709

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

Ciprico Inc.

Amounts in thousands

Years ended September 30	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,661)	$(2,439)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	321	349
Compensation related to stock transactions	28	44
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	(320)	539
Inventories	(201)	(394)
Other assets	87	11
Accounts payable	79	(301)
Accrued expenses	(428)	(1,158)
Deferred revenue	(80)	(134)
Net cash flows used in operating activities	(4,175)	(3,483)
Cash Flows from Investing Activities:
Equipment purchases	(94)	(98)
Business acquisition	(1,495)	(1,839)
Purchase of marketable securities	(6,486)	(15,769)
Proceeds from sale or maturity of marketable securities	11,804	20,718
Net cash flows provided by investing activities	3,729	3,012
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	709	171
Net cash flows provided by financing activities	709	171
Net Increase (Decrease) in Cash and Cash Equivalents	263	(300)
Cash and Cash Equivalents at Beginning of Year	4,094	4,394
Cash and Cash Equivalents at End of Year	4,357	4,094
Marketable Securities—Current	6,679	9,406
Marketable Securities—Long-term	—	2,591
Total Cash and Investments at End of Year	$11,036	$16,091

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

NOTES TO FINANCIAL STATEMENTS

Ciprico Inc.  – For Fiscal Years ending on September 30, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. (the Company) is the creation and design, manufacture and marketing of storage solutions for digital media assets.

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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with:

•                  Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104

•                  Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA) and interpretations;

•                  AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;”

•                  Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” issued by the AICPA.

•                  Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

Materially all of revenue to date has been from the sale of product solutions as a result of a customer purchase order.  As it is clear that an arrangement exists, the fee is fixed and determinable, and collection is reasonably assured, the Company recognizes revenue upon shipment of product.  The Company’s software sales to date do not involve any undelivered elements. When the Company enters into services contracts based on time and materials, revenue is recognized when these services are provided.  If the Company enters into arrangements in which the customer payments are tied to specific milestones, the Company applies the provisions of SOP 81-1.  The Company is offering its software platform under licensing arrangements and recognizes revenue upon shipment of the software or upon use by the customer in a per unit arrangement, provided there are no other material undelivered elements.

If a licensing arrangement does include other elements such as maintenance or other consulting services, it is considered a multiple-element arrangement and the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered element is maintenance services or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

The Company accrues a warranty reserve within cost of sales for estimated costs to provide warranty services. The Company estimates the costs to service its warranty obligations based on historical experience and expectation of future conditions.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition.  Activity of the warranty account is as follows for the years ended September 30, 2006 and 2005:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

September 30, 2006	$220,000	$71,000	$(125,000)	$166,000
September 30, 2005	240,000	170,000	(190,000)	220,000

Deductions represent warranty work performed during the year.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  Cost is determined using an average cost method, which approximates a first in first out cost.

Inventory consists of the following (in thousands) at September 30:

2006
Finished Goods	$1,328
Work-In-Process	285
Raw Materials	312
$1,925

SHIPPING AND HANDLING COSTS:  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with outbound freight are included in cost of sales.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

ADVERTISING COSTS: Advertising costs are charged to expense as incurred.  For the years ended September 30, 2006 and 2005, advertising expenses were approximately $ 68,000 and $50,000 respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2006 and 2005 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper.  The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Changes in the Company’s allowance for doubtful accounts are as follows:

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions & Other(A)	Balance at End of Period

September 30, 2006	$467,000	$59,000	$(340,000)	$186,000
September 30, 2005	401,000	377,000	(311,000)	467,000

(A)- Represents accounts receivable written-off during the year or changes in estimates.

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

Amortized cost approximates fair value of held-to-maturity investments, which consist of the following (in thousands) at September 30:

2006
Current
Commercial Paper	$3,030
Asset-backed investments	3,649
$6,679

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

VALUATION OF GOODWILL: In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  There have been no impairment charges.

EARNINGS PER SHARE: The Company’s basic earnings per share amounts are computed by dividing net income by the weighted average number of outstanding common shares. Diluted earnings per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents attributable to the assumed exercise of dilutive stock options.

STOCK OPTION PLAN: The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and expire up to 10 years from the date of grant.  The Company uses the intrinsic value method in accounting for its plans.  No stock-based employee compensation cost is reflected in net loss, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value method to its stock-based employee compensation (in thousands, except per share amounts).

		2006	2005
Net loss, as reported		$(3,661)	$(2,439)
Deduct:	Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(218)	(278)
Pro forma net loss		$(3,879)	$(2,717)

Net loss per share
	Basic and Diluted – as reported	$(0.74)	$(0.51)
	Basic and Diluted – pro forma	$(0.79)	$(0.57)

The weighted average fair value of options granted in 2006 and 2005 was $1.37 and $1.08, per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005: no dividend yield; risk-free rate of return of 4.5% and 3.2%, respectively; volatility of 35.2% and 32.7%, respectively; and an average term of 3.0 years.  These effects may not be representative of the future effects of applying the fair value method.

NEW ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”) “Share-Based Payment”.    SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  SFAS 123R will be effective for the Company at the beginning of fiscal 2007 (October 1, 2006).  The Company is in the final stage of evaluating the impact that the adoption of SFAS 123R will have on our financial statements.  In the Notes to Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in the Company’s case for the fiscal year ending September 30, 2008. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 is applicable for fiscal years ending after November 15, 2006, the Company’s fiscal year ending September 30, 2007.  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The Company does not believe there will be any impact on its financial statements as a result of applying this SAB.

2. ACQUISITIONS

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

On June 6, 2006, Ciprico Inc. entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation.  This Agreement involved the purchase of assets from Broadcom’s RAIDCore™ business and the cross license of software technology between Ciprico and Broadcom.  The initial amount paid at closing was allocated in its entirety to fixed assets, primarily computer equipment.  No goodwill or intangibles were recorded as part of this transaction.  Subsequent to closing, the Agreement also provides for the purchase of inventory at Broadcom’s cost.  The Agreement with Broadcom also provides for payment of royalties and commissions based on actual revenue from board sales and software licensing fees.  The Agreement further provides for contingent consideration in the form of warrants to purchase Ciprico stock at certain prices, these warrants vest only when certain revenue targets are achieved.   See Stockholders’ Equity footnote for warrant details.

In January 2005, Ciprico Inc. purchased substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. (“Huge”).  Huge was a privately held company and a leading supplier of data storage solutions for graphic and video content creation marketplace.  The total transaction cost of approximately $3.4 million included an allocation of $2.8 million to goodwill.  As part of the analysis of the acquisition, it was determined there was no material in-process research and development at the date of acquisition.

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

The total transaction cost of approximately $3.4 million has been allocated as follows (in thousands):

PURCHASE PRICE ALLOCATION

Assets
Tangible assets
Accounts receivable	$402
Inventories	94
Prepaids & other	68
Property & equipment	32
Intangible assets
Developed technology	170
Noncompete agreements	135
Goodwill	2,784
Assets acquired	$3,685
Liabilities assumed Accounts payable	(241)

Net assets acquired	$3,444

As part of the analysis of the acquisition it was determined there was no material in-process research and development at the date of acquisition.

Intangible assets with finite lives that are subject to amortization are listed in the table below as of September 30, 2006 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
Developed technology	3	$170	$(94)	$76
Noncompete agreements	3	135	(75)	60

		$305	$(169)	$136

Estimated amortization expense for the years ending September 30, 2006, 2007 and 2008 is $102,000, $102,000 and $33,000 respectively.

3. RESTRUCTURING ACTIVITY

In December 2004, the Company entered into an agreement to sub-lease a portion of its headquarter facility that had been abandoned in fiscal 2004.  Due to the sublease of the abandoned space and the mitigation of other costs associated with previous restructuring charges, $466,000 of earlier restructuring charges were reversed in fiscal 2005.

In the second quarter of fiscal 2005 the Company recorded a charge of $285,000 for restructuring related to a 15% workforce reduction in March.

Employee termination costs consist primarily of severance payments for terminated employees. The facility closure and related costs consist of lease termination costs the write down of certain fixed assets and the abandonment of a portion of our headquarter facility, offset by the subsequent sublease of that portion of our headquarter facility.

The following is a summary of the accrued restructuring activity (in thousands):

Years ended September 30, 2006	Employee Termination Costs	Facility closure and related costs	Total
Balance, September 30, 2005	5	179	184

Amounts utilized	(5)	(73)	(78)
Balance, September 30, 2006	$—	$106	$106

4. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2006	2005
Current:
Federal	$—	$—
State	(66)	—
	—	—
Deferred	66	—
	$—	$—

Deferred income taxes arise from temporary differences between financial and tax reporting. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes.  As goodwill is amortized for tax purposes, the company has recorded deferred tax expense of approximately $66,000 for 2006 although an immaterial amount applied to fiscal 2005. The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized.  Also during fiscal 2006 it became apparent that $66,000 accrued for state taxes was no longer necessary.

The tax effects of the cumulative temporary differences result in net deferred taxes as follows (in thousands):

As of September 30	2006
Current deferred tax assets:
Inventory	$155
Allowance for doubtful accounts	69
Warranty accrual	61
Loss and credit carryforwards	9,896
Compensation accrual	72
Other	68
Less – valuation allowance	(10,321)
Current deferred tax asset	—

Long-term deferred tax assets:
Depreciation	199
Less – valuation allowance	(199)
Long-term deferred tax asset	—
$—
Long-term deferred tax liabilities:
Goodwill	66
Long-term deferred tax liability	$66

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $24.1 million, which expire at various dates from 2022 to 2026, and general business credit carry forwards of approximately $1.3 million, which expire at various dates from 2011 to 2018.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2006	2005
Federal statutory rate	(34)%	(34.0)%
State taxes, net of federal income tax benefit	(3.0)	(3.2)
Change in valuation allowance	37.0	37.2
	—%	—%

5. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

The Company’s stock buyback program is currently suspended. Under the plan $12.0 million was authorized to be used for the repurchase program. There were no shares repurchased in fiscal 2006 and 2005.

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

Stock Options

Option transactions under the Company’s stock option plans during the three years ended September 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2004	911,675	6.04
Granted	298,500	4.06
Exercised	(27,200)	3.64
Canceled	(332,125)	6.85
Outstanding at September 30, 2005	850,850	5.13
Granted	123,500	5.16
Exercised	(146,225)	5.06
Canceled	(256,425)	5.45
Outstanding at September 30, 2006	571,700	5.65
Options exercisable at September 30:
2005	474,412	5.97
2006	287,575	5.62

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.82 – 4.23	219,150	3.1 years	$3.91	59,775	$3.72
4.24 – 6.36	275,050	3.7 years	5.17	150,300	5.10
7.17 – 10.76	47,500	1.3 years	8.06	47,500	8.06
11.00 – 11.00	30,000	0.3 years	11.00	30,000	11.00
	571,700			287,575

As of September 30, 2006, the Company had 665,497 shares reserved for future issuance under the plan.

Employee Stock Purchase Plan

The 1996 Employee Stock Purchase Plan (“ESPP”) is being terminated effective December 31, 2006. It provided for the purchase by eligible employees of Company common stock at a price equal to 85% of the market price on either the commencement or the termination date of each six-month plan phase, whichever is lower. Since inception of the ESPP, a total of 236,400 shares have been issued. At September 30, 2006, the Company had 13,600 shares reserved for issuance under the ESPP for the last six-month period ending December 31, 2006.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers, directors and certain key employees of the Company. Restricted stock vests generally after continued employment for a period of up to five years. All restricted stock awards entitle the participant to full dividend and voting rights. Since inception of the RSP, a total of 141,120 shares have been issued. At September 30, 2006, the Company had 8,880 shares reserved for future issuance under the RSP.

Warrants

Pursuant to the Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation there is contingent consideration in the form of warrants to purchase Ciprico stock at certain prices, if certain revenue targets are achieved. There are three warrants each for 300,000 shares.  The exercise price of the first warrant is $6.00 and vests if sales of software licenses exceed $2,000,000 and sales of RAID controller cards exceed $5,000,000 in the first year ending June 6, 2007.  The exercise price of the second warrant is $8.00 and vests if sales of software licenses exceed $4,000,000 and sales of RAID controller cards exceed $15,000,000 in the second year ending June 6, 2008.  The exercise price of the third warrant is $10.00 and vests if sales of software licenses exceed $4,000,000 and sales of RAID controller cards exceed $20,000,000 in the third year ending June 6, 2009.  There is provision for a cumulative provision if sales meet the stated target over the 3 year period ending June 6, 2009.

6. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2006 and 2005 were approximately $116,000 and $114,000 respectively.

7. SEGMENT INFORMATION

The Company has no material long-lived assets outside of the United States.

Sales as a percentage of net sales, to two significant customers for the fiscal year 2006 were 12% and 13%, and for fiscal 2005 those same customers accounted for 18% and 6%, respectively.  Receivables from those two significant customers at September 30, 2006 were $237,000 and $21,000, respectively.

The Company operates in a single reportable segment.

8. COMMITMENTS

The Company has operating leases for office and manufacturing space that expire at varying dates through October 31, 2011.  In December 2004 the Company entered into an agreement to sublease part of its office space through October 31, 2007.  Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2007	$463
2008	482
2009	486
2010	189
2011	133
Thereafter	11
$1,764

For the years ended September 30, 2006 and 2005, operating lease expenses were $446,000 and $550,000.  For the fiscal years ending September 30, 2007 and 2008 base sublease income will approximate, $135,000 and $11,000 respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ciprico Inc.
Plymouth, Minnesota

We have audited the accompanying balance sheet of Ciprico Inc. as of September 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciprico Inc. as of September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 7, 2006

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

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

ITEM 8B.                                            OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Reference is made to the information included under the caption “Executive Officers” and “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held January 25, 2007, which information is incorporated by reference herein.

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

Based upon a review of the copies of such reports furnished to or obtained by the Company and upon other information known to the Company, the Company believes that during the fiscal year ended September 30, 2006, all filing requirements applicable to its directors, officers or beneficial owners of more than 10% of the Company’s outstanding shares of Common Stock were complied with.

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

ITEM 10.               EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held January 25, 2007.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 is incorporated herein by reference to the sections labeled “Principal Stockholders” and “Management Stockholdings” which appear in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held January 25, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 30, 2006 regarding compensation plans under which equity securities of our company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	571,700	$5.23	665,497
Equity compensation plans not approved by stockholders	—	—	—
Total	571,700	$5.23	665,497

The equity compensation plans approved by our stockholders are the 1999 Amended and Restated Sock Option Plan and the 1996 Restricted Stock Plan.

The Company also maintains an Employee Stock Purchase Plan, participation in which is no longer available as this plan will terminate on December 31, 2006.  The last six-month participation period runs from July 1 to December 31, 2006.  Participating employees could purchase the Company’s common stock at the end of each participation phase at a purchase price equal to 85% of the lower of the market price of the stock at the beginning or end of the phase.  The Company’s stockholders had approved this plan.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Certain Transactions” and “Other Compensation Arrangements” which appear in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held January 25, 2007.

ITEM 13.                                              EXHIBITS.

(a)                                                     Exhibits.  See “Exhibit Index” on page following financial statement schedules

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditors” which appears in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be held January 25, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the “Registrant”)

Date: December 7, 2006	By	/s/ James W. Hansen
James W. Hansen, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James W. Hansen	President, Chief Executive Officer and Chairman of the Board	December 7, 2006
James W. Hansen	(Principal executive officer)

/s/ Monte S. Johnson	Senior Vice President and Chief Financial Officer	December 7, 2006
Monte S. Johnson	(Principal financial and accounting officer)

/s/ Michael M. Vekich	Lead Director	December 7, 2006
Michael M. Vekich

/s/ James D. Gerson	Director	December 7, 2006
James D. Gerson

/s/ Mark D. Griffiths	Director	December 7, 2006
Mark D. Griffiths

/s/ Gary L. Hokkanen	Director	December 7, 2006
Gary L. Hokkanen

/s/ Thomas F. Burniece	Director	December 7, 2006
Thomas F. Burniece

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended September 30, 2006	Commission File No.: 0-11336

CIPRICO INC.

Exhibit	Description

2.1

Asset Purchase Agreement dated January 31, 2005 by and among Ciprico Inc., Huge Systems, Inc. and the Principals named therein—incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed February 3, 2005

3.1	The Registrant’s Certificate of Incorporation, as amended to date—incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988

3.2	The Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 19.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 1988

10.1**	Registrant’s 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.2**

Specimen of Incentive Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.3**

Specimen of Nonqualified Stock Option Agreement under 1999 Amended and Restated Stock Option Plan—incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 1998

10.4

Indenture of Lease, dated June 12, 2002 by and between Moen Leuer Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 17400 Medina Road, Plymouth, Minnesota—incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the fiscal year ended September 30, 1992

10.5**

Employment Agreement and Change of Control Agreement dated September 30, 2004 between James W. Hansen and Ciprico Inc. – incorporated by reference to Exhibit 10.16 of the Registrants Form 10-K filed December 20, 2004

10.6**

Employment Agreement and Change of Control Agreement dated June 1, 2005 between Monte S. Johnson and Ciprico Inc.—incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2005

10.7	Short Term Promissory Note of Ciprico Inc. dated as of January 31, 2005 in the original amount of $300,000—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 3, 2005

10.8

Promissory Note of Ciprico Inc. dated as of January 31, 2005 in the original principal amount of $1,412,545.10—incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 3, 2005

10.9**	Change in Control Agreement dated April 24, 2006 between Donald L. McDonell and Ciprico Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed April 24, 2006

10.10	Asset Purchase Agreement dated June 6, 2006 by and among Ciprico Inc and Broadcom Corporation—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 8, 2006

23.1	Consent of Grant Thornton LLP***

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

**          Indicates a management contract or compensatory plan or arrangement.

***   Filed herewith