Form 10QSB
period 2006-12-31
CIPRICO INC
filed 2007-02-14
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11336

CIPRICO INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	41-1749708
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17400 Medina Road, Suite 800

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 1, 2007 was 4,998,569 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   ☐    No   ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.
CONDENSED BALANCE SHEET
(Unaudited)

(In thousands)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,340
Marketable securities and short term investments	6,992
Accounts receivable, less allowance	1,294
Inventories	1,858
Other current assets	201
Total current assets	13,685

Property and equipment, net of depreciation	359
Goodwill	2,784
Other intangibles, net of amortization	110
Other assets	54
$16,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$987
Other accrued expenses	873
Deferred revenue	96
Total current liabilities	1,956

Long term liabilities:
Deferred tax liability	83

Stockholders’ equity:
Capital stock	50
Additional paid-in capital	36,100
Retained deficit	(21,197)
Total stockholders’ equity	14,953
$16,992

See accompanying notes to condensed financial statements.

CIPRICO INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(In thousands, except per share amounts)	2006	2005

NET SALES	$2,766	$3,511
Cost of sales	1,581	2,157

GROSS PROFIT	1,185	1,354

OPERATING EXPENSES:
Research and development	704	886
Sales and marketing	780	786
General and administrative	672	537
Total operating expenses	2,156	2,209

LOSS FROM OPERATIONS	(971)	(855)
Other income, primarily interest	149	161

LOSS BEFORE INCOME TAXES	(822)	(694)

Income taxes expense	16	—

NET LOSS	$(838)	$(694)

Shares used to calculate net loss per share:
Basic and diluted	5,018	4,793

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.14)

See accompanying notes to condensed financial statements.

CIPRICO INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(838)	$(694)
Depreciation and amortization	84	95
Changes in operating assets and liabilities	124	5

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(630)	(594)

Cash flows from investing activities:
Equipment purchases	(146)	(18)
Purchases of marketable securities	(1,906)	(1,507)
Proceeds from sale or maturity of marketable securities	1,593	3,937
Cash paid for business asset acquisitions	—	(381)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(459)	2,031

Cash flows from financing activities:
Proceeds from issuance of common stock	72	135

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	72	135

Net increase (decrease) in cash and cash equivalents	(1,017)	1,572

Cash and cash equivalents at beginning of period	4,357	4,094

Cash and cash equivalents at end of period	3,340	5,666

Marketable securities, current	6,992	7,502
Marketable securities, long-term	—	2,064

Total cash, cash equivalents and marketable securities	$10,332	$15,232

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

NOTE A — DESCRIPTION OF BUSINESS

Ciprico Inc. is a storage software, services and solutions provider for digital media assets.  Ciprico provides a software storage platform with unique features that allows system builders, value added resellers, and original equipment manufacturers “OEMs” to build storage devices at lower cost, with greater flexibility of inputs and drive types, and with higher software value added features.  The Company leverages this platform by providing design and integration services for customers primarily in military, government and other rich media application markets and provides hardware and software product solutions for digital media applications.  Our solutions combine storage, networking and computing technologies to improve the productivity of customer workflows for the capture, creation, manipulation, archival, management and distribution of digital assets.

NOTE B — BASIS OF PRESENTATION

Significant Accounting Policies and Estimates- Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of December 31, 2006 and the results of operations for the three-month periods ended December 31, 2006 and 2005, and the cash flows for the three-month periods ended December 31, 2006 and 2005. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results for the full year.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB filed on December 8, 2006.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C — BUSINESS ASSET ACQUISITIONS

In June 2006, Ciprico Inc. entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation.  This Agreement involves the purchase of assets from Broadcom’s RAIDCore™ business and the cross license of software technology between Ciprico and Broadcom.  The initial amount paid at closing was allocated in its entirety to fixed assets, primarily computer equipment.  No goodwill or intangibles were recorded as part of this transaction.

The Agreement with Broadcom also provides for payment of royalties and commissions based on actual revenue from product sales and licensing fees.  The Agreement further provides for contingent consideration in the form of warrants to purchase Ciprico common stock at certain prices, these warrants vest only when certain revenue targets are achieved.

In January 2005, Ciprico Inc. purchased substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. (“Huge”).  Huge was a privately held company and a leading supplier of data storage solutions for the graphic and video content creation marketplace.  The total transaction cost of approximately $3.4 million included an allocation of approximately $2.8 million to goodwill.  As part of the analysis of the acquisition, it was determined there was no material in-process research and development at the date of acquisition.

In conjunction with the acquisition, Ciprico also issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.

The warrants become exercisable ratably through January 2009 and terminate five years from the date of issuance.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of December 31, 2006 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(110)	$60
Noncompete agreements	3	135	(85)	50
		$305	$(195)	$110

Estimated amortization expense for the fiscal years ending September 30, 2007 and 2008 are $102,000 and $34,000, respectively.

NOTE E — MARKETABLE SECURITIES

The Company has invested its excess cash in commercial paper and other asset-backed investments.  These investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost.  Investments that have maturities of less than one year have been classified as current marketable securities.

At December 31, 2006, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

December 31, 2006
Current marketable securities:
Commercial paper	$2,517
Asset-backed investments	4,475
$6,992

NOTE F — INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Cost is determined using an average cost method. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  As of December 31, 2006, inventory consists of the following (in thousands):

December 31, 2006

Finished Goods	$475
Work-in-Process	239
Raw Materials	1,144
$1,858

NOTE G — WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty during the three-month periods ended December 31, 2006 and 2005(in thousands):

	Balance at	Charged to Costs and		Balance at
Year	September 30	Expenses	Deductions	December 31
2006	$166	$23	$23	$166
2005	$220	$41	$33	$229

NOTE H — STOCKHOLDERS’ EQUITY

Stock Option Plan

The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and in most cases expire five years from the date of grant, however the plan provides a maximum term of 10 years.

On October 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and the Company has applied SAB No. 107’s provisions in the adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, the Company’s unaudited condensed financial statements for the three-month period ended December 31, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed financial statements for the three-month period ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, share-based compensation expense was only recognized if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company as options have been granted at fair market value on the date of grant.

Prior to October 1, 2006, the Company disclosed compensation cost related to stock options in accordance with APB 25.  The following table illustrates the effect on net income and earnings per share for the three-month period ended December 31, 2005 if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (amounts in thousands, except per share amounts):

Three Months Ended
December 31, 2005
Net income (loss), as reported	$(694)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of related tax effects	(50)
Pro forma net loss	$(744)
Loss per share
Basic and Diluted — as reported	$(0.14)
Basic and Diluted — pro forma	$(0.15)

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $731,000, which is expected to be recognized over a weighted average period of approximately four years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited condensed statement of operations for the three-month period ended December 31, 2006 (amounts in thousands, except per share amount):

Three Months Ended
December 30, 2006
Cost of goods sold	$2
Research and development	7
Sales and marketing	17
General and administrative	31
Share-based compensation expense before taxes	57
Related deferred income tax benefits	—
Share-based compensation expense, net of income taxes	$57
Net share-based compensation expense per basic and diluted common share	$0.01

Share-based compensation expense recognized during the three-month period ended December 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of October 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and will continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of December 31, 2006 has been adjusted for estimated forfeitures.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month period ended December 31, 2006.

	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005
Expected volatility	30.9-36.8%	32.2%
Weighted-average volatility	36.2%	32.2%
Expected dividends	—%	—%
Expected term (in years)	3.2-4.4	3
Risk-free interest rate	4.5-4.7%	4.28%

The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the three-month period ended December 31, 2006.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The following table is a summary of option activity and changes during the three-month period ended December 31, 2006.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	571,700	$5.23
Granted	346,375	5.26
Exercised	(11,050)	4.25
Forfeited or expired	(120,600)	4.71
Outstanding at December 31, 2006	786,425	$5.34	3.8	$1,560,453
Exercisable at December 31, 2006	315,300	$5.74	2.9	$697,850

The Company’s 1999 Amended and Restated Stock Option Plan authorized that 1,678,752 shares of stock be reserved and available under the Plan.  As of December 31, 2006 there were 439,722 shares that remained available for issuance.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month period ended December 31, 2006, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Deferred Compensation Related to Restricted Stock

The following table summarizes the status of the Company’s non-vested restricted stock as of December 31, 2006.

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Recognition Period	Aggregate Intrinsic Value
Non-Vested at September 30, 2006	68,500	$5.78
Granted	—	—
Vested	—	—
Forfeited	25,000	$5.79
Non-Vested at December 31, 2006	43,500	$5.78	1.2	251,425

During the three-month period December 31, 2006, $9,300 of expense was recognized related to outstanding Restricted Stock Awards.  The vesting period for these awards currently ranges from one to two years.  Those that vest over a one-year period vest without other conditions.  Those that vest over a two-year period vest only if certain service, market and, in some cases, performance conditions and criteria are met.

NOTE I — NET LOSS PER SHARE

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As the Company incurred losses in the three-month period ended December 31, 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended December 31,
	2006	2005

Weighted average shares outstanding	5,018,380	4,793,181
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,018,380	4,793,181

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended December 31,
	2006	2005

Anti-dilutive securities	107,543	74,743

NOTE J — INCOME TAXES

Income taxes expense for the three-month period ended December 31, 2006 is related to goodwill.  In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes.  As goodwill is amortized for tax purposes, the company has recorded deferred tax expense of approximately $16,000 for the three-month period ended December 31, 2006.  No amount is shown for the three-month period ended December 31, 2005 as there were offsetting amounts as it became apparent that an accrual for state taxes was no longer necessary.  The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized.

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

NOTE K — SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the three-month periods ended December 31, 2006 and 2005 are shown in the chart below.

	2006	2005
Customer A	13%	—%
Customer B	11	2
Customer C	9	13
Customer D	2	16
	35%	31%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of sales growth rates, product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v) market acceptance and unanticipated risks associated with introducing new products and features; (vi) successful integration of new businesses; (vii) sales and distribution issues; (viii) dependence on suppliers; (ix) limited backlog; and (x) other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law, we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included elsewhere in Part I - Financial Information.

RESULTS OF OPERATIONS

Three-Month Period Ended December 31, 2006

The three-month period ended December 31, 2006, is the Company’s first quarter of the fiscal year.  Sales for the quarter of $2.8 million were at the same level as sales in the previous quarter but down 21% vs. the first quarter of the prior fiscal year.  Substantial decline in sales of both legacy products and DiMeda products were in part offset by increases in software licensing revenue related to sales of RAIDCore™ and FlexSTORE™ software. This reflects our first significant software licensing sales and we anticipate this and related board sales that include this software, to be a key focus of the Company moving forward.  The timing of these software sales and related board sales are in the early stages of their lifecycle and are not predictable and the sales cycle is longer than for our appliance business.  The majority of our revenue continues to come from the sales of appliances, principally the MediaVault™ line.  Sales of MediaVault products increased 10% over the prior quarter and were consistent with the first quarter of the prior year.  Within the MediaVault line, there was continued and consistent growth in the newer 4Gb products as they have quarter over quarter growth since their introduction.  Sales of the more mature products remained at the same levels as the prior quarter and we continue to see increased competition in the marketplace for MediaVault.  We have also experienced delay in some new product releases in the MediaVault line and due to this delay we are unsure of future market acceptance.

The mix of software licensing and related board sales are the driving forces for revenue growth and improving margins while the legacy product sales continue to decline.  Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, expansion of products into new applications within targeted market segments and the success of programs that specify Ciprico products.

Gross margin for the first quarter was 43% compared to 31% in the previous quarter and 39% in the first quarter of the prior year. The key driver of the higher gross margin was the increase in software licensing revenues, which have substantially better gross margins.  The higher gross margin was in spite of additional inventory charges for legacy products.  Without the inventory charges gross margin would have been over 50%.

Operating expenses for the quarter were up $163,000 (8%) compared to the prior quarter and down $52,000 (2%) compared to first quarter of the prior year.  The increase over the prior quarter relates directly to the addition of new management and engineering talent.  This quarter was also the first quarter the Company was required to expense stock options, the charge for which was $57,000.  Even though operating expenses increased, this was more than offset by the improved gross margin due to software sales and thus the net loss of ($838,000) for the quarter was a slight improvement from the loss in the previous quarter of ($974,000).

Operating expenses consist of three key components:

1)             Research and development expenses were $704,000 and $886,000 for the three-month periods ended December 31, 2006 and 2005, respectively.  This reflects a decrease in contracted outside services, expense related to the MediaVault product line and MediaVault Services and reductions in expense related to legacy products.  We are aggressively adding to our engineering team to focus on software development and related boards.  We expect substantial increases in this area over the next few quarters.

2)             Sales and marketing expenses were $780,000 and $786,000 for the three-month periods ended December 31, 2006 and 2005, respectively.  We have recently added personnel in this area to focus on our market strategy for software licensing and related board sales.

3)             General and administrative expenses were $672,000 and $537,000 for the three-month periods ended December 31, 2006 and 2005, respectively.  In December 2006, the Company incurred one time costs related to the hiring of a new President and CEO.  In addition, increasing costs for insurance, professional fees related to an increasing regulatory environment and expense related to adoption of FAS 123(R) for stock options affect the comparison.

Other income is primarily interest income and is down 7% over the previous year’s first quarter, due to lower average cash and investment balances.

Net loss for the three-month period ended December 31, 2006 was ($838,000), ($0.17) a share, which is approximately $136,000 less than the net loss of the previous quarter and $144,000 more than the net loss of ($694,000), ($0.14) per share, for the same prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling $10.1 million compared to $11.0 million at September 30, 2006.  The decrease is directly related to funding of the loss of the first quarter and capital equipment purchases.  Cash flows used in operating activities were $630,000 for the three-month period ended December 31, 2006 compared to a use of $594,000 for the same period last year.

We believe our available cash and cash equivalents are adequate to fund: operations, anticipated capital expenditures, as well as any possible future acquisitions.  At December 31, 2006 the Company had $200,000 in escrow related to an investment in a company developing an Infiniband based product for the video and media marketplace.  Total investment by the Company could reach $400,000 over time if certain conditions are met.

ADOPTION OF SFAS NO. 123(R), SHARE-BASED PAYMENT.

On October 1, 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and we have applied SAB No. 107’s provisions in our adoption of SFAS No. 123(R).

We have included in the Notes to Condensed Financial Statements included elsewhere in Part I - Financial Information, detailed information regarding this required adoption.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, our unaudited condensed financial statements for the three-month period ended December 31, 2005 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, share-based compensation expense was only recognized if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company as options have been granted at fair market value on the date of grant.

Share-based compensation expense of $57,000 has been recorded in the accompanying unaudited condensed financial statements for the three-month period ended December 31, 2006.  As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $731,000, which is expected to be recognized over a weighted average period of approximately four years.

Key assumptions used in the SFAS 123 (R) calculations include: expected volatility, expected dividends, expected term and risk-free interest rate.  The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the three-month period ended December 31, 2006.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three-month period ended December 31, 2006, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Item 3. Controls and Procedures

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded and reported within the time period covered by this report.  During the three-month period ended December 31, 2006 the Company hired a new Chief Executive Officer. This had no material affect on and there have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s control over financial reporting.

Management of Ciprico is responsible for establishing and maintaining effective internal control over financial reporting as is defined in Exchange Act Rule 15(e) and 15d-15(e).  The financial statements and other information presented in this report have been prepared in accordance with accounting principles generally accepted in the United States.  Ciprico’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

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

CIPRICO INC.

Dated: February 14, 2007	/s/ Steven D. Merrifield
Steven D. Merrifield,
Chief Executive Officer
Dated: February 14, 2007
/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer