Form 10QSB
period 2007-03-31
CIPRICO INC
filed 2007-05-10
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2007 was 5,093,819 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,993
Marketable securities and short term investments	5,390
Accounts receivable, less allowance	1,067
Inventories	2,130
Other current assets	181
Total current assets	11,761

Property and equipment, net of depreciation	554
Goodwill	2,784
Other intangibles, net of amortization	85
Other assets	214
$15,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,222
Other accrued expenses	877
Deferred revenue	38
Total current liabilities	2,137

Long term liabilities:
Deferred tax liability	99

Stockholders’ equity:
Capital stock	51
Additional paid-in capital	36,229
Retained deficit	(23,118)
Total stockholders’ equity	13,162
$15,398

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2007	2006	2007	2006

NET SALES	$2,000	$2,912	$4,766	$6,423
Cost of sales	1,291	1,836	2,872	3,993

GROSS PROFIT	709	1,076	1,894	2,430

OPERATING EXPENSES:
Research and development	1,233	990	1,937	1,876
Sales and marketing	853	756	1,633	1,542
General and administrative	660	451	1,332	988
Total operating expenses	2,746	2,197	4,902	4,406

LOSS FROM OPERATIONS	(2,037)	(1,121)	(3,008)	(1,976)

Other income, primarily interest	133	172	282	333

LOSS BEFORE INCOME TAXES	(1,904)	(949)	(2,726)	(1,643)

Income taxes	17	—	33	—

NET LOSS	$(1,921)	$(949)	$(2,759)	$(1,643)

Shares used to calculate net loss per share:
Basic and diluted	5,057	4,892	5,037	4,842

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.38)	$(0.19)	$(0.55)	$(0.34)

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(2,759)	$(1,643)
Depreciation and amortization	158	166
Changes in operating assets and liabilities	370	(293)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,231)	(1,770)

Cash flows from investing activities:
Equipment purchases	(390)	(40)
Purchases of marketable securities	(3,099)	(2,949)
Proceeds from sale or maturity of marketable securities	4,388	8,231
Cash paid for business acquisition	—	(914)
Other	(160)	—

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	739	4,328

Cash flows from financing activities:
Proceeds from issuance of common stock	128	391

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	128	391

Net increase (decrease) in cash and cash equivalents	(1,364)	2,949

Cash and cash equivalents at beginning of period	4,357	4,094

Cash and cash equivalents at end of period	2,993	7,043

Marketable securities, current	5,390	5,679
Marketable securities, long-term	—	1,037

Total cash, cash equivalents and marketable securities	$8,383	$13,759

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

Ciprico Inc.”The Company” is a storage software, services and solutions provider for digital information and media assets. Ciprico provides a software storage platform with unique features that allows system builders, value added resellers, and original equipment manufacturers “OEMs” to build storage devices at lower cost, with greater flexibility of inputs and drive types, and with higher software value added features. The Company leverages this platform by providing design and integration services for customers primarily in military, government and other rich media application markets and provides ruggidized hardware for contending with harsh environments while capturing digital video. The Companies hardware and software product solutions are also used in a number of digital media applications.

NOTE B – BASIS OF PRESENTATION

Significant Accounting Policies and Estimates- Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of March 31, 2007 and the results of operations for the three and six-month periods ended March 31, 2007 and 2006, and the cash flows for the six-month periods ended March 31, 2007 and 2006. The results of operations for the three and six-month period ended March 31, 2007 are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB filed on December 8, 2006.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C – BUSINESS ASSET ACQUISITIONS

In June 2006, Ciprico Inc. entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation.  This Agreement involves the purchase of Broadcom’s RAIDCore™ line of business and the cross license of software technology between Ciprico and Broadcom.  The initial amount paid at closing was allocated in its entirety to fixed assets, primarily computer equipment.  No goodwill or intangibles were recorded as part of this transaction.

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

NOTE D – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of March 31, 2007 (in thousands):

	Estimated Life (in years)	EstimatedValue	Accumulated Amortization	Net
RAID technology	3	$170	$(124)	$46
Noncompete agreements	3	135	(96)	39
		$305	$(220)	$85

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

At March 31, 2007, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

March 31, 2007
Current marketable securities:
Commercial paper	$1,506
Asset-backed investments	3,884
$5,390

NOTE F – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  Cost is determined using an average cost method, which approximates a first in first out cost.  As of March 31, 2007, inventory consists of the following (in thousands):

March 31, 2007

Finished Goods	$491
Work-in-Process	244
Raw Materials	1,395
$2,130

NOTE G – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty during the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Balance at	Charged to Costs and		Balance at
Fiscal Year	September 30	Expenses	Deductions	March 31
2007	$166	$48	$67	$147
2006	$220	$72	$67	$225

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

On October 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS No. 123(R) supercedes our previous accounting under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and the Company has applied SAB No. 107’s provisions in the adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, the Company’s unaudited condensed financial statements for the three and six-month periods ended March 31, 2006 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed financial statements for the three and six-month period ended March 31, 2007. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, share-based compensation expense was only recognized if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company as options have been granted at fair market value on the date of grant.

Prior to October 1, 2006, the Company disclosed compensation cost related to stock options in accordance with APB No. 25.  The following table illustrates the effect on net income and earnings per share for the three and six-month period ended March 31, 2006 if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (amounts in thousands, except per share amounts):

	Period Ended
	March 31, 2006
	Three Months	Six Months

Net loss, as reported:	$(949)	$(1,643)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(53)	(107)
Pro forma net loss	$(1,002)	$(1,750)

Loss per share
Basic and Diluted – as reported	$(0.19)	$(0.34)
Basic and Diluted – pro forma	$(0.20)	$(0.36)

As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $795,000, which is expected to be recognized over a weighted average period of approximately four years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited condensed statement of operations for the three and six-month period ended March 31, 2007 (amounts in thousands, except per share amount):

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Cost of goods sold	$1	$3
Research and development	5	12
Sales and marketing	18	35
General and administrative	32	63
Share-based compensation expense before taxes	56	113
Related deferred income tax benefits	—	—
Share-based compensation expense, net of income taxes	$56	$113
Net share-based compensation expense per basic and diluted common share	$0.01	$0.02

Share-based compensation expense recognized during the three and six-month period ended March 31, 2007 included (1) compensation expense for awards granted prior to, but not yet fully vested as of October 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and will continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of March 31, 2007 has been adjusted for estimated forfeitures.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month period ended March 31.

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Expected volatility	32.1-35.4%	32.2-38.4%
Weighted-average volatility	38.8%	35.3%
Expected dividends	—%	—%
Expected term (in years)	4.0	3.0
Risk-free interest rate	4.5-4.9%	4.3-4.7%

The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the six-month period ended March 31, 2007.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The following table is a summary of option activity and changes during the six-month period ended March 31, 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	571,700	$5.23
Granted	421,375	5.63
Exercised	(25,150)	4.21
Forfeited or expired	(183,725)	5.93
Outstanding at March 31, 2007	784,200	$5.38	3.9	$1,522,334
Exercisable at March 31, 2007	282,825	$5.23	3.0	$850,226

The Company’s 1999 Amended and Restated Stock Option Plan authorized that 1,678,752 shares of stock be reserved and available under the Plan.  As of March 31, 2007 there were 451,222 shares that remained available for issuance.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three or six-month period ended March 31, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Deferred Compensation Related to Restricted Stock

The following table summarizes the status of the Company’s non-vested restricted stock as of March 31, 2007.

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value
Non-Vested at September 30, 2006	68,500	$5.78
Granted	98,700	6.48
Vested	2,000	5.57
Forfeited	30,000	$5.79
Non-Vested at March 31, 2007	135,200	$6.29	1.3	850,680

During the six-month period ended March 31, 2007, $85,000 of expense was recognized related to outstanding restricted stock awards.  The vesting period for these awards currently ranges from one to two years.  Those that vest over a one-year period vest without other conditions.  Those that vest over a two-year period vest only if certain service, market and, in some cases, performance conditions and criteria are met.

NOTE I – NET LOSS PER SHARE

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As the Company incurred losses in the three and six-month period ended March 31, 2007, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended March 31,
	2007	2006

Weighted average shares outstanding	5,057,074	4,891,791
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,057,074	4,891,791

	Six Months Ended March 31,
	2007	2006

Weighted average shares outstanding	5,037,923	4,842,361
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,037,923	4,842,361

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2007	2006

Anti-dilutive securities	140,008	92,259

	Six Months Ended March 31,
	2007	2006

Anti-dilutive securities	85,228	72,931

NOTE J – INCOME TAXES

Income taxes expense for the six-month period ended March 31, 2007 is related to goodwill.  In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes.  As goodwill is amortized for tax purposes, the Company has recorded deferred tax expense of approximately $17,000 and $33,000 for the three and six-month period ended March 31, 2007, respectively.  No amount is shown for the three or six-month period ended March 31, 2006 as there were offsetting amounts as it became apparent that an accrual for state taxes was no longer necessary.  The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized.

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

NOTE K – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the six-month periods ended March 31, 2007 and 2006 are shown in the chart below.

	2007	2006
Customer A	11%	13%
Customer B	1	15
	12%	28%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of sales growth rates, product development, adequacy of cash and other future events and financial performance, involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: delays in product development; market acceptance of Ciprico’s products and services; technological change in the storage and related industries; competition in the storage software market; the potential failure of Ciprico’s partners to introduce products incorporating Ciprico’s products; intellectual property issues; competitive factors, including pricing pressures; variability in quarterly sales; economic trends generally and in various markets; successful integration of new businesses; sales and distribution issues; dependence on suppliers; limited backlog; and other events and important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law; we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included in Part I - Financial Information.

RESULTS OF OPERATIONS

Three and Six-Month Period Ended March 31, 2007

Sales for the three-month period ended March 31, 2007 of $2.0 million were a decrease of 28% from sales in the previous quarter and a 31% decrease vs. the second quarter of the prior fiscal year.   Sales of $4.8 million for the six-month period ended March 31, 2007 were a decrease of 26% over the comparable prior year period.   As a majority of the revenue continues to be from appliance sales, particularly the MediaVault™ product line, the industry-wide softness in the video marketplace had a substantial impact on the 2007 second quarter sales. The MediaVault™ in its current configuration also experienced intense competition in this quarter.   In addition and as expected, software license sales are in their early stages and therefore still erratic and the Company recorded less of these revenues than in the previous quarter. For the six-month period we experienced a decline in sales of not only the MediaVault products but also legacy and DiMeda products.  This was in part offset by increases in software licensing revenue related to sales of RAIDCore™ and FlexSTORE™ software, primarily in the first quarter of fiscal 2007. As noted last quarter, this reflects our first significant software licensing sales and we anticipate this and related board sales that include this software, to be a key focus of the Company moving forward.  As noted above the timing of these software sales and related board sales are in the early stages of their lifecycle and are not predictable and the sales cycle is longer than for our appliance business.

The mix of software licensing and related board and appliance sales based on such software are the driving forces for revenue growth and improving margins while the legacy product sales continue to decline.  Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, expansion of products into new applications within targeted market segments and the success of programs that specify Ciprico products.  In the third quarter we expect to begin shipments of our new RC5000 family of SAS and SATA 2 RAID controllers, building on the RC4000 series currently offered, and extending the Company’s reach into enterprise IT and hybrid digital media-IT storage markets.  The Company also recently announced that it had been awarded a multi-year contract to supply its storage software in a ruggedized Talon® storage solution to Boeing for application in a major military program.  The contract demonstrates Ciprico’s software applications in broad markets and the Company’s continued focus on the military market.

Gross margin for the second quarter was 35% compared to 43% in the previous quarter and 37% in the second quarter of the prior year. The key driver of the higher gross margin in the first quarter was the higher volume of software licensing revenues, which have substantially better gross margins.  The slight decrease compared to the prior year is primarily a result of product mix and unabsorbed overhead due to lower unit volumes.  Gross margin for the six-months ended March 31, 2007 was 40% compared to 38% in the same prior-year period.  This increase is primarily a result of the software licensing revenues referred to above.

Operating expenses for the quarter were up $590,000 (27%) compared to the prior quarter and $549,000 (25%) compared to second quarter of the prior year.  The increase over the prior quarter relates directly to the addition of skilled engineering employees and new management.  Operating expenses for the six-months ended March 31, 2007 were up $496,000 (11%) compared to the same prior-year period. This six-month period was the first that the Company was required to expense stock options, the charge for which was $113,000.  The net loss of $1.9 million for the quarter was an increase of $1.1 million compared to the first quarter of 2007 and an increase of $970,000 compared to the same prior year period.  For the six-months ended March 31, 2007, the net loss of $2.8 million was an increase of $1.1 million over the same prior-year period.

Operating expenses consist of three key components:

1)             Research and development expenses were $1,233,000 and $990,000 for the three-month periods ended March 31, 2007 and 2006, respectively.   We have continued to add to our engineering team to focus on software development and related boards.  We believe the team is substantially in place at this time. There is not a substantial increase for the current six-month period over the prior year same period as many of the new hires have replaced engineers who are no longer with the Company.

2)             Sales and marketing expenses were $853,000 and $756,000 for the three-month periods ended March 31, 2007 and 2006, respectively.  We have recently added experienced personnel including a Sr. Vice President in this area to focus on our market strategy for software licensing and related board sales. For the six-month period ended March 31, 2007, these expenses are up only 6% over the same period last year, as lower sales commissions occurred and recent new hires did not significantly affect the first quarter in 2007.

3)             General and administrative expenses were $660,000 and $451,000 for the three-month periods ended March 31, 2007 and 2006, respectively.  General and administrative expenses for the six-month period ended March 31, 2007 of $1,332,000 showed a similar increase over the same period in the prior year when these expenses were $988,000.  In December 2006, the Company incurred one time costs related to the hiring of a new President and CEO and the former CEO’s contract does not expire until September 30, 2007.  In addition, increasing costs for insurance, professional fees related to an increasing regulatory environment and expense related to adoption of FAS 123(R) for stock options affect the comparison.

Other income is primarily interest income and is less than the same periods in the previous year due to lower average cash and investment balances.

Net loss for the three-month and six-month periods ended March 31, 2007 are substantially more than the net loss for the same periods in the prior year due to the increased expenses noted above and the impact of lower revenue.

We expect revenues for the next quarter will still reflect the challenges that impacted us in this current quarter.  Despite some short term challenges it is becoming evident the RAIDCore software is a solid, enterprise class, flexible software platform that is recognized in the industry.  This has helped us attract a variety of new engineers and top-notch managers.   We believe the additional engineering skills we have added will accelerate new product announcements and it will facilitate the expansion of the RAIDCore product to a number of new platforms.  We anticipate measurable sales of these new products in the second half of calendar 2007 and that this will position the Company for strong revenue growth in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash, cash equivalents and marketable securities totaling $8.4 million compared to $11.0 million at September 30, 2006.  The decrease is directly related to funding the loss for the first six months and capital equipment purchases.  Cash flows used in operating activities were $2.2 million for the six-month period ended March 31, 2007 compared to a use of $1.8 million for the same period last year.

We believe our available cash and cash equivalents are adequate to fund operations and anticipated capital expenditures.

ADOPTION OF SFAS NO. 123(R), SHARE-BASED PAYMENT

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

We have included in the Notes to Condensed Financial Statements in Part I - Financial Information, detailed information regarding this required adoption.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, our unaudited condensed financial statements for the three and six-month period ended March 31, 2006 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

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

Share-based compensation expense of $56,000 and $113,000 has been recorded in the accompanying unaudited condensed financial statements for the three and six-month periods ended March 31, 2007, respectively. As of March 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $795,000, which is expected to be recognized over a weighted average period of approximately four years.

Key assumptions used in the SFAS No. 123(R) calculations include: expected volatility, expected dividends, expected term and risk-free interest rate.  The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the six-month period ended March 31, 2007.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month period ended March 31, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

Ciprico management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded and reported within the time period covered by this report.  During the three-month period ended December 31, 2006 the Company hired a new Chief Executive Officer. This had no material affect on and there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s control over financial reporting.

Management of Ciprico is responsible for establishing and maintaining effective internal controls over financial reporting as is defined in Exchange Act Rule 15(e) and 15d-15(e).  The financial statements and other information presented in this report have been prepared in accordance with accounting principles generally accepted in the United States.  Ciprico’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

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

CIPRICO INC.

Dated: May 10, 2007	/s/ Steven D. Merrifield
Steven D. Merrifield,
Chief Executive Officer

Dated: May 10, 2007	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer