Form 10QSB
period 2007-06-30
CIPRICO INC
filed 2007-08-09
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2007 was 5,108,194 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)	June 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,172
Marketable securities and short term investments	3,992
Accounts receivable, less allowance	1,148
Inventories	2,116
Other current assets	63
Total current assets	9,491

Property and equipment, net of depreciation	644
Goodwill	2,784
Other intangibles, net of amortization	59
Other assets	254
$13,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104
Other accrued expenses	960
Deferred revenue	31
Total current liabilities	2,095

Long term liabilities:
Deferred tax liability	115

Stockholders’ equity:
Capital stock	51
Additional paid-in capital	36,578
Retained deficit	(25,607)
Total stockholders’ equity	11,022
$13,232

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

NET SALES	$1,640	$2,705	$6,406	$9,128
Cost of sales	1,264	1,654	4,136	5,647

GROSS PROFIT	376	1,051	2,270	3,481

OPERATING EXPENSES:
Research and development	1,294	927	3,229	2,803
Sales and marketing	1,016	773	2,651	2,315
General and administrative	649	564	1,981	1,552
Total operating expenses	2,959	2,264	7,861	6,670

LOSS FROM OPERATIONS	(2,583)	(1,213)	(5,591)	(3,189)

Other income, primarily interest	110	169	392	502

LOSS BEFORE INCOME TAXES	(2,473)	(1,044)	(5,199)	(2,687)

Income taxes	16	—	49	—

NET LOSS	$(2,489)	$(1,044)	$(5,248)	$(2,687)

Shares used to calculate net loss per share:
Basic and diluted	5,099	4,969	5,058	4,885

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.49)	$(0.21)	$(1.04)	$(0.55)

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,248)	$(2,687)
Depreciation and amortization	276	239
Changes in operating assets and liabilities	753	(967)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,219)	(3,415)

Cash flows from investing activities:
Equipment purchases	(571	(227)
Purchases of marketable securities	(4,454)	(4,709)
Proceeds from sale or maturity of marketable securities	7,141	9,912
Cash paid for business acquisition	—	(964)
Other	(200)	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	1,916	4,012

Cash flows from financing activities:
Proceeds from issuance of common stock	118	635

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	118	635

Net (decrease) increase in cash and cash equivalents	(2,185)	1,232

Cash and cash equivalents at beginning of period	4,357	4,094

Cash and cash equivalents at end of period	2,172	5,326

Marketable securities, current	3,992	6,795

Total cash, cash equivalents and marketable securities	$6,164	$12,121

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE A – DESCRIPTION OF BUSINESS

Ciprico Inc. (“the Company”) is a storage software, services and solutions provider for digital information and media assets. The Company provides a software storage platform with unique features that allows system builders, value added resellers, and original equipment manufacturers (“OEMs”) to build storage devices at lower cost, with greater flexibility of inputs and drive types, and with higher software value added features. The Company leverages this platform by providing design and integration services for customers primarily in military, government and other rich media application markets and provides ruggidized hardware for contending with harsh environments while capturing digital video. The Company’s hardware and software product solutions are also used in a number of digital media applications.

NOTE B – BASIS OF PRESENTATION

Significant Accounting Policies and Estimates- Note 1 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of June 30, 2007 and the results of operations for the three and nine-month periods ended June 30, 2007 and 2006, and the cash flows for the nine-month periods ended June 30, 2007 and 2006. The results of operations for the three and nine-month period ended June 30, 2007 are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB filed on December 8, 2006.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE C – BUSINESS ASSET ACQUISITIONS

In June 2006, The Company entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation.  This Agreement involves the purchase of Broadcom’s RAIDCore™ line of business and the cross license of software technology between the Company and Broadcom.  The initial amount paid at closing was allocated in its entirety to fixed assets, primarily computer equipment.  No goodwill or intangibles were recorded as part of this transaction.

The Agreement with Broadcom also provides for payment of royalties and commissions based on actual revenue from product sales and licensing fees.  The Agreement further provides for contingent consideration in the form of warrants to purchase Ciprico common stock at certain prices, these warrants vest only when certain revenue targets are achieved.

In January 2005, the Company purchased substantially all of the assets (primarily the MediaVault™ product line) of Huge Systems, Inc. (“Huge”).  Huge was a privately held company and a leading supplier of data storage solutions for the graphic and video content creation marketplace.  The total transaction cost of approximately $3.4 million included an allocation of approximately $2.8 million to goodwill.  As part of the analysis of the acquisition, it was determined there was no material in-process research and development at the date of acquisition.

In conjunction with the acquisition, the Company also issued certain warrants to purchase an aggregate of 30,000 shares of Ciprico common stock at a price of $5.00 per share to certain stockholders of Huge.  The warrants become exercisable ratably through January 2009 and terminate five years from the date of issuance.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired.  Intangible assets with finite lives that are subject to amortization are listed in the table below as of June 30, 2007 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(139)	$31
Noncompete agreements	3	135	(107)	28
		$305	$(246)	$59

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

At June 30, 2007, amortized cost approximates the fair value of held-to-maturity investments, which consist of the following (in thousands):

June 30, 2007
Current marketable securities:

Asset-backed investments	3,992
$3,992

NOTE F – INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  Cost is determined using an average cost method, which approximates a first in first out cost.  As of June 30, 2007, inventory consists of the following (in thousands):

June 30, 2007

Finished Goods	$184
Work-in-Process	403
Raw Materials	1,529
$2,116

NOTE G – WARRANTY COSTS

The Company estimates future warranty claims based on historical experience and anticipated costs to be incurred.  Warranty expense is accrued at the time of sale with an additional accrual for specific items after the sale when their existence is known and amounts are determinable.

The following represents a reconciliation of changes in the Company’s accrued warranty during the nine-month periods ended June 30, 2007 and 2006 (in thousands):

	Balance at	Charged to Costs and		Balance at
Fiscal Year	September 30	Expenses	Deductions	June 30
2007	$166	$74	$91	$149

2006	$220	$102	$85	$237

NOTE H – STOCKHOLDERS’ EQUITY

Stock Option Plan

The Company has a stock option plan under which officers, directors, employees and consultants have been or may be granted incentive and nonqualified stock options to purchase the Company’s common stock at fair market value on the date of grant.  The options become exercisable over varying periods and in most cases expire five years from the date of grant; however, the plan provides a maximum term of 10 years.

On October 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (‘APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and the Company has applied SAB No. 107’s provisions in the adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, the Company’s unaudited condensed financial statements for the three and nine-month periods ended June 30, 2007 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed financial statements for the three and nine-month periods ended June 30, 2007. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards using the intrinsic value method in accordance with APB No. 25. Under the intrinsic value method, share-based compensation expense was only recognized if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company as options have been granted at fair market value on the date of grant.

Prior to October 1, 2006, the Company disclosed compensation cost related to stock options in accordance with APB No. 25.  The following table illustrates the effect on net income and earnings per share for the three and nine-month periods ended June 30, 2006 if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (amounts in thousands, except per share amounts):

	Period Ended
	June 30, 2006
	Three Months	Nine Months
Net loss, as reported:	$(1,044)	$(2,687)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(54)	(163)
Pro forma net loss	$(1,098)	$(2,850)
Loss per share
Basic and Diluted – as reported	$(0.21)	$(0.55)
Basic and Diluted – pro forma	$(0.22)	$(0.58)

As of June 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $1.0 million, which is expected to be recognized over a weighted average period of approximately four years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited condensed statement of operations for the three and nine-month periods ended June 30, 2007 (amounts in thousands, except per share amount):

	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007
Cost of goods sold	$2	$5
Research and development	13	25
Sales and marketing	32	67
General and administrative	32	95
Share-based compensation expense before taxes	79	192
Related deferred income tax benefits	—	—
Share-based compensation expense, net of income taxes	$79	$192
Net share-based compensation expense per basic anddiluted common share	$0.02	$0.04

Share-based compensation expense recognized during the three and nine-month periods ended June 30, 2007 included (1) compensation expense for awards granted prior to, but not yet fully vested as of October 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and will continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of June 30, 2007 has been adjusted for estimated forfeitures.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month period ended June 30.

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Expected volatility	30.9-35.4%	32.2-38.4%
Weighted-average volatility	35.5%	35.4%
Expected dividends	—%	—%
Expected term (in years)	4.0%	3.0%
Risk-free interest rate	4.5-5.1%	4.3-4.9%

The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the nine-month period ended June 30, 2007.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The following table is a summary of option activity and changes during the nine-month period ended June 30, 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2006	571,700	$5.32
Granted	549,875	6.22
Exercised	(29,350)	4.04
Forfeited or expired	(207,375)	5.52
Outstanding at June 30, 2007	884,850	$5.90	3.9	$1,386,855
Exercisable at June 30, 2007	274,475	$5.31	2.8	$776,755

The Company’s 1999 Amended and Restated Stock Option Plan authorized 1,678,752 shares of stock be reserved and available under the Plan.  As of June 30, 2007, there were 309,997 shares that remained available for issuance.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three or nine-month period ended June 30, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Deferred Compensation Related to Restricted Stock

The following table summarizes the status of the Company’s non-vested restricted stock as of June 30, 2007.

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Recognition Period	Aggregate Intrinsic Value
Non-Vested at September 30, 2006	68,500	$5.78
Granted	98,700	6.48
Vested	21,000	5.77
Forfeited	30,000	$5.79
Non-Vested at June 30, 2007	116,200	$6.37	1.4	740,670

During the nine-month period ended June 30, 2007, $162,600 of expense was recognized related to outstanding restricted stock awards.  The vesting period for these awards currently ranges from one to two years.  Those that vest over a one-year period vest without other conditions.  Those that vest over a two-year period vest only if certain service, market and, in some cases, performance conditions and criteria are met.

NOTE I – NET LOSS PER SHARE

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As the Company incurred losses in the three and nine-month periods ended June 30, 2007, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended June 30,
	2007	2006

Weighted average shares outstanding	5,098,968	4,968,894
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,098,968	4,968,894

	Nine Months Ended June 30,
	2007	2006

Weighted average shares outstanding	5,058,346	4,884,694
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,058,346	4,884,694

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended June 30,
	2007	2006

Anti-dilutive securities	144,226	88,167

	Nine Months Ended June 30,
	2007	2006

Anti-dilutive securities	108,194	72,434

NOTE J – INCOME TAXES

Income taxes expense for the nine-month period ended June 30, 2007 is related to goodwill.  In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes.  As goodwill is amortized for tax purposes, the Company has recorded deferred tax expense of approximately $16,000 and $49,000 for the three and nine-month periods ended June 30, 2007, respectively.  No amount is shown for the three or nine-month periods ended June 30, 2006 as there were offsetting amounts as an accrual for state taxes was no longer necessary.  The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized.

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

NOTE K – SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the nine-month periods ended June 30, 2007 and 2006 are shown in the chart below.

	2007	2006
Customer A	11%	14%
Customer B	*	13
		27%

* Sales were less than 10% for the period

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB are forward-looking and should be read in conjunction with cautionary statements in Ciprico’s other SEC filings, reports to stockholders and news releases.  Such forward-looking statements, which reflect our current view of expected growth in software licensing and related board revenues, quarterly sales growth, revenue growth in fiscal 2008, our ability to build sustainable growth and return to profitability in fiscal 2009, product development efforts, ability to ship new products next quarter, adequacy of cash and other future events and financial performance involve known and unknown risks that could cause actual results and facts to differ materially from those expressed in the forward-looking statements for a variety of reasons.  These risks and uncertainties include, but are not limited to: delays in product development; market acceptance of Ciprico’s products and services; technological change in the storage and related industries; competition in the storage software market; the potential failure of Ciprico’s partners to introduce products incorporating Ciprico’s products; intellectual property issues; competitive factors, including pricing pressures;  and other important factors disclosed previously and from time to time in our filings with the SEC. Investors should take such risks into account when making investment decisions. Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Stockholders and other readers are cautioned not to place undue reliance on these forward-looking statements.  Forward-looking statements speak only as of the date on which they were made, and except as required by law; we assume no obligation to update any forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Financial Statements and the Notes thereto, included in Part I - Financial Information.

RESULTS OF OPERATIONS

Three and Nine-Month Period Ended June 30, 2007

SALES

Revenue for the third fiscal quarter ended June 30, 2007 was $1.6 million, a 39% decrease from the comparable period in 2006 and a 18% decrease when compared to the prior quarter.  Revenue for the nine months ended June 30, 2007 was $6.4 million, a decrease of 30% versus the comparable prior year period.  A majority of the revenue continues to be from legacy hardware based appliance sales, particularly the MediaVault™ product line.  Management indicated in the previous quarter press release, that this product line would continue to suffer from strong competition and industry-wide softness in the video storage marketplace.  Thus results were directly affected by the decline in legacy product sales.

The key driving force for our future revenue growth, and margin improvement, is the sale of software licenses and related controller board sales based on our RAIDCore™ software technology.  RAIDCore is Data Protection software technology that is recognized in the industry as a proven, market ready, enterprise class product.  It is a host-based product in that it uses the processor and chip set in a server or workstation to perform the data protection function.  Today the industry is built around cards that have a separate processor and memory to perform these functions.  Management believes RAIDCore’s host-based approach will allow the Company to deliver industry leading performance as well as a lower price to a much broader customer set than where the Company has traditionally focused.  In the third quarter we had our first shipment of our new RC5000 family of SAS and SATA 2 RAID controllers, extending the Company’s reach into enterprise IT and hybrid digital media-IT storage markets. As expected, new product revenues, in particular those from RAIDCore software license and related RAIDCore controller sales, remain in their early design-in stages and therefore we anticipate that reported sales will be somewhat inconsistent in the near term.  Our sales and marketing efforts are focused on “design in” wins and this is part of a sales cycle that is longer than for our appliance business.

Going forward RAIDCore will also be at the center of our development plans for our legacy products. We are planning to add the RAIDCore technology to our MediaVault and DiMeda product lines to give us the key functions and features RAIDCore brings to market in very cost competitive platforms.  We anticipate the first of these products will be available in our fourth quarter.

The Company announced a multi-year contract to supply a ruggedized Talon® storage solution to Boeing to support the Navy’s P-8A program.  We anticipate working with Boeing to win additional business as they win additional contracts with this platform.  The contract marks Ciprico’s continued focus on the military market.

The Company also announced initial shipments related to a key design-in win with H3C Technologies.  H3C Technologies is a partnership that was established between Hauwei and 3COM. RAIDCore is being shipped in 2 new iSCSI SAN products. These new products utilize RAIDCore’s industry leading RAID controller spanning technology enabling the spanning of RAID volumes across multiple SATA controllers designed into H3C’s products.

Our revenue growth is dependent on the growing use of our products in customer applications, market acceptance of new products, expansion of products into new applications within targeted market segments and the success of programs that specify Ciprico products.

GROSS MARGIN

Gross margin for the third quarter was 23% compared to 36% in the previous quarter and 39% in the third quarter of the prior year.  The lower gross margin was due to inventory charges for legacy products and unabsorbed overhead as a result of lower unit volumes. Gross margin for the nine months ended June 30, 2007 was 35% compared to 38% in the same prior-year period, the decrease being for the same reasons.

OPERATING EXPENSES

Operating expenses for the quarter were up $213,000, or 8%, compared to the prior quarter and up $695,000, or 31%, compared to the third quarter of the prior year.  Operating expenses for the nine-month period ended June 30, 2007 were up $1.2 million or 18%, compared to the comparable prior year period. The increases relate to the addition of new management and engineering talent and in addition, fiscal 2007 is the first period that the Company was required to expense stock options.  For the nine-month period ended June 30, 2007 the charge for option expense was $192,000.

The following comparisons relate to the previous quarter as opposed to the quarter a year ago as operating expenses are primarily personnel costs and personnel has dramatically changed from a year ago.  Operating expenses consist of three key components:

1)             Research and development expenses were $1,294,000 for the three-month period ended June 30, 2007 compared to $1,233,000 in the previous quarter ended March 31, 2007.   This 5% increase reflects that we believe the team is substantially in place at this time.  Some expenses related to the lab test function are expected in the near future.

2)            Sales and marketing expenses were $1,016,000 for the three-month period ended June 30, 2007 compared to $853,000 in the previous quarter. We have recently added experienced personnel including a Sr. Vice President in this area to focus on our market strategy for software licensing and related board sales.   We expect these expenses to increase over the next few quarters as we add additional sales/marketing resources and increase our marketing budget to accelerate our market penetration.

3)            General and administrative expenses were $649,000 for the three-month period ended June 30, 2007 compared to $660,000 in the previous quarter.  Increasing costs may be incurred for insurance, professional fees, and relocation related expenses.

OTHER INCOME

Other income is primarily interest income and is less than the same periods in the previous year due to lower average cash and investment balances.

NET LOSS

The net loss of $2,489,000 for the quarter was an increase of $1.4 million compared to the same prior year period.  For the nine-months ended June 30, 2007, the net loss of $5.2 million was an increase of $2.6 million over the same prior-year period.  The increased net loss is due to the increased expenses noted above and the impact of lower revenue.

We believe our development efforts, new products and added personnel skills will allow for significant momentum in the marketplace although our revenues may be inconsistent in the near term.   We anticipate revenues in the fourth quarter will grow 30% over the third quarter as we begin to bring new products to market.  We continue to make investments in our future that drive significant progress toward the products and technology that we believe will return Ciprico to growth and profitability.  Our profitability will continue to be impacted by the investments we are making in order to aggressively bring the next generation RAIDCore technology to market.  As a result of these investments we expect strong growth in 2008 and anticipate our revenues doubling as we realize sales from our new technology and products. We believe this will position the Company to return to profitability in fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash, cash equivalents and marketable securities totaling $6.2 million compared to $11.0 million at September 30, 2006.  The decrease is directly related to funding the loss for the first nine months and capital equipment purchases.  Cash flows used in operating activities were $4.2 million for the nine-month period ended June 30, 2007 compared to a use of $3.4 million for the same period last year.

Given our current operating expense rate and potential increase to expense as noted above, we are reviewing our financing strategy and reviewing a number of alternatives to allow us to have the resources to fund operations and anticipated capital expenditures.

ADOPTION OF SFAS NO. 123(R), SHARE-BASED PAYMENT

On October 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued SAB No. 107, Share-Based Payment, and we have applied SAB No. 107’s provisions in our adoption of SFAS No. 123(R).

We have included in the Notes to Condensed Financial Statements in Part I - Financial Information, detailed information regarding this required adoption.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, our unaudited condensed financial statements for the three and nine-month period ended June 30, 2007 have not been restated to reflect, and do not include, the impact of the adoption of SFAS No. 123(R).

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

Share-based compensation expense of $79,000 and $192,000 has been recorded in the accompanying unaudited condensed financial statements for the three and nine-month periods ended June 30, 2007, respectively.  As of June 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $1.0 million, which is expected to be recognized over a weighted average period of approximately four years.

Key assumptions used in the SFAS No. 123(R) calculations include: expected volatility, expected dividends, expected term and risk-free interest rate.  The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the nine-month period ended June 30, 2007.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month period ended June 30, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded and reported within the time period covered by this report.  During the three-month period ended December 31, 2006 the Company hired a new Chief Executive Officer. This had no material affect on and there have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s control over financial reporting.

Management of the Company is responsible for establishing and maintaining effective internal controls over financial reporting as is defined in Exchange Act Rule 15(e) and 15d-15(e).  The financial statements and other information presented in this report have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to 17 C.F.R. Section 240.13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer Pursuant to 17 C.F.R. Section 240.13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.

Dated: August 9, 2007	/s/ Steven D. Merrifield
Steven D. Merrifield,
Chief Executive Officer

Dated: August 9, 2007	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer