Form 10KSB
period 2007-09-30
CIPRICO INC
filed 2007-12-27
CIK 720145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to

Commission File No. 0-11336

CIPRICO INC.

(Name of small business issuer in its Charter)

Delaware	41-1749708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7003 West Lake Street, Suite 400, St. Louis Park, Minnesota 55426
(Address of Principal Executive Offices, Including Zip Code)

Issuer’s Telephone Number: (952) 540-2400

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

 Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal Year $8,605,000

The aggregate market value of shares held by non-affiliates was approximately $27.1 million computed by reference to the last sale price of the Company’s Common Stock, as reported in the NASDAQ National Market system, on November 30, 2007.

As of November 30, 2007, the Company had outstanding 5,112,994 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 7, 2008 are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

CIPRICO INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED SEPTEMBER 30, 2007

NOTE REGARDING FORWARD–LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the development and growth of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Generally, words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “will,” “predict,” “intend,” or “potential” and similar expressions identify forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v)  risks associated with introducing new products, features and services; and (vi) other events and important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements.

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

PART I

ITEM 1.                                           DESCRIPTION OF BUSINESS

Overview

Ciprico Inc. (“the Company” or “we” or “our” or “us”) is a leading provider of intelligent storage software solutions for servers, professional workstations and digital media workflows. Ciprico has been a leader in many aspects of data storage protection and introduced one of the first data protection “RAID” systems in 1988. In June 2006 we acquired the RAIDCore™ line of business from Broadcom via asset purchase and technology license. With the RAIDCore software as a base, the Company is once again focused on being a leader in data protection technology with its software based virtual RAID technology. RAIDCore is written to be silicon and operating system agnostic, a key feature as to its flexibility. Within the emerging software based virtualized RAID market, the Company’s RAIDCore product line is one of the leading products due to its reliability, performance and scalability. We believe these rich features combined with low power requirements and substantial cost savings make the RAIDCore product line compelling.

Currently Ciprico is in transition from being hardware product centric to software product centric. The Company has traditionally sold hardware products incorporating proprietary software. Our legacy hardware products are seeing significant competition from low cost producers that in some environments offer a solution that is “good enough”, negating some of the advantages our products have relied on for market penetration. The Company is also changing and expanding the markets it addresses.  In the years prior to fiscal 2007, our largest market was the Broadcast market. As we did not keep up with required technological changes our sales in this market have declined substantially over the past several years. Our new engineering talent and focus on RAIDCore software allows us to address a much larger market including the large enterprise market and particularly the growing SMB (small to medium business) marketplace. Our transition to emphasizing software has been driven by several catalysts: the purchase of the RAIDCore software product line from Broadcom in June 2006, the expanding market for data protection, technology improvements by chip makers (principally the deployment of multi-core processors), and the transition of our engineering talent.

According to Gartner, the amount of digital storage generated by businesses and consumers is growing at a rate of greater than 50% per year. Key drivers of this growth are the changing regulatory requirements, general business needs, as well as increased digital based personal communication. The need to protect, scale and retrieve data efficiently over extended periods of time is a significant issue.   The amount of data that can be stored on any one disk drive is accelerating  this growth in the amount of digital storage and also highlighting the need for highly automated data protection products that minimize IT management overhead. The majority of data protection products require an integrated disk failure protection technology called “RAID” (Redundant Array of Independent Disks) in order to protect data loss due to hard disk drives that may fail over time.

For the past 20 years, disk data protection via RAID has been accomplished largely via a dedicated hardware based design which included its own processor, memory as well as other components. The key factor for the hardware design was the amount of processing power needed to perform the RAID algorithms, which required dedicated processors apart from the CPU. Recently advances in RAID technology have resulted in increasingly more complex and expensive dedicated RAID processors in order to keep pace. In addition, these hardware designs could only work with a specified chip set. Any change in the chip set would require entire rework of the hardware.

Ciprico’s RAIDCore technology eliminates the need for a dedicated RAID processor by instead utilizing the same multi-core CPU used in the workstation, server or PC, which is much more powerful than the dedicated RAID processor. We believe our host CPU based software solution will accelerate the use of advanced Raid products, moving away from expensive hardware RAID products, by taking advantage of the increased processing power performance of the CPUs and chipsets that are available.   We can deliver with only software what previously needed to be done with a combination of software and hardware. We believe our software approach is disruptive to the industry and enables RAID to become a more standard feature versus the option it is today. In the IT industry software replacing what has been done by hardware is not new: computer modems and sound cards are but two examples.

Currently our software runs on the majority of mainstream chip sets and operating system environments, following our silicon agnostic path. This provides for optimum flexibility. Our software and products leverage the significant investments by Intel and AMD in multi-core CPU technology. Using RAIDCore and multi-core CPUs as a foundation, the Company is creating new products in the Intel architecture server and workstation markets, as well as transforming our appliance product lines to provide feature rich solutions that leverage industry standard hardware components.

We believe our business model is expandable. We sell our software three ways:

1) Software only - sold to OEMs, ODMs and motherboard vendors. We believe our software only model allows for penetration of base level RAID data protection into new markets and also allows for web-based activation and upgrades. We anticipate that the lower cost of base level RAID protection combined with the increased awareness of the need for data protection will result in an expansion of the market to low-end servers, desk top PCs and dual disk drive laptops. We believe our silicon agnostic approach allows us to make swift changes to adapt to market and customer demand, plus help our customers offer a more consistent look and feel across multiple platforms.

2) RAID controller card (also referred to as an HBA -host bus adapter) - sold to system builders via distribution. We utilize nationally known distribution channel partners like Bell Microproducts and Avnet to help facilitate our model. All of our RAID controller cards incorporate our RAIDCore software. Today system builders (also referred to as white box builders) would use our RAID controller cards when there is a need for more ports (or SAS drive support) for additional drives than offered on the host processor board. As motherboard manufacturers add additional ports more system builders can move to our software only approach.  There will continue to be a market for these cards for the foreseeable future. As more system builders are introduced to our product we believe they will find it very attractive given our price/performance advantage over our competitors, as well as our energy efficiency, and technology flexibility.

3) Appliances – sold through a dealer and distribution network. Our software is incorporated as part of a storage or data protection appliance that may contain numerous drives and may be customized for particular applications.     We continue to serve certain markets with our legacy based appliances; however it is our intention to transition all of our appliances to RAIDCore software. We believe that the revitalization of our appliance line of products with our RAIDCore software will allow us to better compete in the video and media marketplace, accelerate our time to market and allow us to enter into new market segments with a more advanced enterprise class solution.  The first of the RAIDCore software based products were launched in September 2007 and consisted of both RAIDCore HBA and a new and improved MediaVault product. This product, MediaVault 5108, received a Vanguard award in December 2007, an award given to the year’s most groundbreaking new products for the video production professionals.  By mid-year 2008, we expect substantially all of our appliance products will be based on the RAIDCore technology.

The vast majority of our employees are new to Ciprico in the last year. As noted above we have transitioned virtually our entire engineering team to one which has particular skills in the multi-core processor environment. Our management team is well experienced in the storage industry. In addition to our industry experienced executive team, we have recently hired sales and marketing personnel with extensive industry experience and specific experience with our key competitors. Their familiarity with the industry and understanding of our value proposition, lends credence to our belief that our software can be a game changing disruptive force in the data protection marketplace.

Corporate Information

We were incorporated under the name Computer Products Corporation in February 1978 and changed our name to Ciprico Inc. in May 1983. Ciprico was established to focus on next generation storage solutions for storage area networks and developed and manufactured controller-based products for manufacturers and end users of computer systems. The company successfully established itself as a leader in many aspects of digital data protection technology, including introducing one of the first RAID data storage system products.  Throughout the 1990’s, we provided the industry standard for reliability in disk arrays with the 6700, 6900, 7000 and FibreSTORE® series. In January 2005, we purchased substantially all of the assets of Huge Systems, Inc. including their MediaVault™ product line, which is focused on the digital content creation marketplace for video, graphics and movie production including digital cinema. In June 2006 we entered into a Technology License and Asset Purchase Agreement with Broadcom Corporation that included the purchase of the assets of Broadcom’s RAIDCore™ business and the cross license of software technology between Ciprico and Broadcom. We have made key improvements on the RAIDCore software and believe with this new class of software based data protection technology the Company will again become a data protection leader.

(1)                     Products and Services

Software Products

We believe the sale of our software only RAID addresses the needs of the market of the future. We offer customers a choice of several different solutions depending on their value and performance needs. . RAIDCore software is available today in basic RAID (RAID 0, 1, 10) as well as advanced RAID 5 (for high input/output (“I/O”) oriented uses) and controller spanning.  RAID 0, 1, 10 – stripes data across multiple disk drives to increase sustained data throughput performance and duplicates data via mirroring to provide redundancy   RAID 5 – stripes data and parity across all the disk drives in the array, making it good for transaction processing and is thus best for traditional data processing or enterprise applications. Additional enhanced features include RAID 1n, 10n advanced mirroring, full controller spanning support and mixed capacity drive support, along with several advanced features to provide recovery from potential system crashes. RAID 6 will be available in the near future in the RAIDCore software only mode. RAID 6 is important in very large arrays that contain business-critical data, such as large customer databases, digital archives, large digital feature films and movies archives where data loss could be catastrophic. RAID 6 – provides enhanced data protection where any two drives can fail and the array will still maintain all the data, and sustain the throughput so the customer can continue to work.

Our key enabling technology is the RAIDCore software stack which allows transition from hardware device-centric to software systems-centric. This feature rich software is hardware independent and silicon agnostic and can run on virtually any multi-core CPU a chipset, as a RoC (Raid on Chip), RoMB (RAID on MotherBoard), or HBA (Host Bus Adapter). In addition to being offered in multiple levels of RAID protection, our software includes the unique ability to virtualize or group multiple I/O ports together via its controller spanning feature to form extremely large single RAID arrays of 32 disk drives. Our software is compatible with SATA I, SATA II, or SAS (Serial Attached Storage) drives.

Although previously limited to just the Broadcom chip set, the RAIDCore software has already been deployed in tens of thousands of Windows and Linux based servers and embedded video workflow environments at numerous OEMs and system builders. The available market to the Company has expanded greatly with our September 2007 announcement that our software will also run on Intel and Intel compatible chip sets.  Ciprico also anticipates continually expanding the number of platforms and operating systems supported, including MAC (Apple) OS X, in the next fiscal year.

Our RAIDCore software is a highly integrated storage platform that includes enterprise-class RAID software that runs on multiple storage silicon offerings and provides our customers with a competitive advantage. We accomplish this by lowering total cost of ownership and providing a more consistent look and feel across multiple platforms. By eliminating much of the dedicated RAID hardware, the RAIDCore solution has also demonstrated significant energy savings over competing hardware RAID controllers.

RAID Controller Cards (HBAs)

This is the primary and largest part of the RAID controller market today, almost exclusively a hardware based approach today with a dedicated processor on the Card or HBA. With our host based approach the primary need for these cards is when the motherboard does not contain enough SATA I/O ports for the configuration desired or SAS disk drive support is required. Our RAIDCore product family offers storage ODMs, OEMs and system builders (including white box server builders) complete and feature-rich storage platform software delivered as a HBA (also referred to as a RAID controller card or board).

The RAIDCore RAID controller card series delivers multiple RAID levels for servers and workstations.  We believe the close interoperability between the RAIDCore software and the silicon provides significant cost savings as the Ciprico product eliminates the need for separate processor, memory and AISC engine on the RAID controller card.  Thus we believe Ciprico has significant cost advantage over its competitors in supplying this marketplace. In addition, there is decreased energy consumption and improved performance as the Ciprico product uses the power of the multi-core host processor (which is almost always faster than the dedicated processor on a controller card). With controller spanning, online capacity expansion, online RAID level migration and distributed sparing, our HBA products offer enterprise-level data integrity and high data access performance at an economical total cost of ownership. These HBA products cover both SAS and SATA interfaces and come in a variety of models related to the number of I/O ports needed by a customer.

Our RAIDCore software stack is built into our own line of PCI Express and PCI-X based RAID controller SAS/SATA II HBAs. We believe the RAIDCore host CPU based software leads the industry with feature sets that go well beyond traditional hardware based RAID and forms a solid foundation for implementing robust and reliable 24/7 data protection platform for any enterprise class server, be it web, email, data center or small business multi-function servers. By providing a common software stack and management suite that covers a broader range of platforms, we believe RAIDCore allows system builders and OEMs to streamline support costs and IT managers to simply software update management. For smaller business users, we believe the RAIDCore management utility provides a greatly simplified and easy to use management tool when compared to other competing hardware or single solution based products.

Appliance Products

Our appliance products are organized into three product line families: MediaVault™, DiMeda® and TALON®. We create, design, and develop all of our product appliances to operate at peak performance levels while maintaining high reliability. Very high performance applications may require one or several systems and different levels of RAID protection.

MediaVault™

The MediaVault™ line of fixed and portable DAS (Direct Attached Storage) and SAN storage appliances provide a high level of performance and reliability in demanding digital video editing, capture and transport systems. Having one of the Content Creation market’s most reliable-performance profiles, the MediaVault products are capable of surviving fatal drive crashes during intensive video streaming or creation projects, protecting end users’ precious time and creative content without holding up the project in the event of drive failure.

Our MediaVault product line is designed as a cost effective solution for high-bandwidth content creation applications such as uncompressed SD / HD / 2K editing, film digital intermediate work, and digital cinema. The legacy MediaVault RAID software family is a third generation code set that is focused on providing high performance throughput for video applications using RAID 0, 3 and 6 in low cost hardware architecture.  We believe this provides a superior price/performance proposition for the content creation/digital cinema market. Our current product offerings include a high performance 4Gb Fibre Channel and U320 SCSI interface, and switchable RAID 0 and RAID 3 operation, offering both performance and protection. RAID 6 operations are now included on select models offering users added level of data protection.

The recently introduced new MediaVault product line based on RAIDCore software and new 20Gbps PCI Express cabling standard offers significant performance improvement at a very competitive price for direct attached storage applications. The new 5100 series MediaVault appliances offer enterprise quality features and thus have application beyond just the video and media marketplace. We are expanding our market for these products as we believe they have broad appeal including the system builder channels as well as the military and government sector.

TALON®

TALON is a highly ruggedized product for military applications with the mechanical chassis designed to enable the operation of a disk array in harsh environments of temperature, shock, vibration, salt-fog, etc.  This product has now transitioned to use the RAIDCore software and includes unique features such as guaranteed performance in degraded modes, redundant power supplies, and storage scalability. Additionally, we believe the patent pending removable disk pack feature is a key differentiation, enabling the portability benefits of tape, with the random access benefits of disk drives. A key benefit to the customer is enhanced application performance as it pertains to uninterrupted data availability at full performance levels. We believe these features make the product uniquely suited for high bandwidth applications.

For years, Ciprico’s leadership in high performance real time digital data capture and streaming media has allowed the company to provide storage in environmentally demanding applications. High altitude avionics class digital video capture, rugged terrain and harsh environments all present unique challenges for sensitive storage equipment. Ciprico’s TALON® line of rugged storage is sold to several military and government departments around the world for demanding applications. The Company continues to develop products in this area, leveraging RAIDCore technology in its next generation product developments.

DiMeda®

Our DiMeda product line family utilizes our RAIDCore software as well as our NAS software. This software consists of several code sub-libraries, including open source operating and file systems. The DiMeda family product line was designed to provide high performance, high-availability, shared storage utilizing IP based networking protocols of CIFS (Common Internet File System) and NFS (Network File System) in a file based shared storage system delivering near-Fibre Channel SAN (Serial Attached Network) performance with the ease-of-use of an appliance. It is built on industry standard PC motherboard and chassis hardware with Linux based software components and incorporates the RAIDCore controller card. The DiMeda™ line of NAS appliances offers a flexible form of multiple stream video delivery across local area networks. Scaling from 1Gbps up to 10Gbps on the network side, the DiMeda platform provides a comprehensive multi-platform shared media server that supports most of the popular file operating systems in the industry. We believe the DiMeda appliances offer an easy to use, high performance, resilient networked storage solution capable of storing large quantities of digital media content. This allows for usage in supporting broadcast media and next generation digital cinemas environments as well as other related areas.

Specialized Software Licensing

In the past fiscal year the company has utilized its core software intellectual property to design customized software for military applications with unique features. This service generates non-recurring engineering fees for software development and ongoing software licensing fees for the life of the related program. The Company continues to provide such specialized software licensing utilizing RAIDCore technology wherever appropriate.

Warranty and Product Services Programs

Standard Warranty – We generally include our standard warranty (from one to three  years) with our controller card and appliance sales, which comprises standard business hours telephone support to record, diagnose, advise on and solve issues of operational nature relating to all products. Standard warranty technical support can also be accessed through e-mail or on our website. In addition to the standard warranty offered on appliance sales, in select cases we offer a range of contract-based service programs.

Sales and Marketing

Our software, HBAs and appliance solutions are sold through a direct sales force calling on a combination of OEMs, motherboard vendors, system integrators, distribution partners and dealers. Our direct sales organization is primarily responsible for demand creation activities and customer development within these distribution channels.   In addition to the United States we have distribution channels and arrangements in Canada, Asia Pacific and Europe. We also have inside sales, business development and pre-sales system engineering resources that work closely with and complement our direct sales force.

The sales cycle related to an OEM sale varies based on the specific OEMs design-in cycle, test process and where they are in the technology cycle of a particular platform. Therefore the entire sales cycle ranges form two to six months. Distribution and dealer sales cycles are typically shorter than with an OEM type sale, and range from two weeks to three months.

We our offer our software, HBAs, and appliance solutions to multiple storage markets. In the past we have tracked our sales to particular markets. As we sell more of our software only and software on HBA we will have less insight as to which marketplace our product ultimately reaches the end user. Sales cycles for the military and government market may range from three to eighteen months and contracts from one to seven years.

Our primary focus is on small-to-medium business and the enterprise marketplace.  We will continue to deliver our software via storage appliances to the digital media content creation and delivery and military and government markets. We intend to limit specific efforts in the Broadcast market, utilizing products for our other markets as appropriate.

Small-to-Medium Business and Enterprise

This market focus includes the high-end consumer, game developers, media specialists and the SMB server markets. We reach these markets through OEMs, motherboard vendors, systems builders and VARs with either a software license or a HBA. By providing a common software stack and management suite that covers a broader range of platforms, we believe RAIDCore provides system builders and OEMs the ability to streamline support costs and IT managers to simply software update management. This is especially important for smaller business users, as we believe the RAIDCore management utility provides a greatly simplified and easy to use management tool when compared to other competing hardware or single solution based products. For example, a current customer, a major China based OEM – H3C (originally a joint venture of Huawei and 3Com), is using our software platform in its line of iSCSI appliances, combined with FalconStor software, to address the growing SMB market in China.   We believe that less than 20% of the low-end servers, principally addressing the SMB marketplace are currently penetrated with RAID capability. With our software approach we believe we can address this marketplace with a cost effective solution for base level RAID. Customers in this low-end server market, as well as all SMB and enterprise markets, can avail themselves of a higher level of RAID protection via a web-based upgrade. The initial sales process for OEMs, ODMs and system integrators is complex, requiring interaction with several layers of the customer’s organization and extensive technical exchanges as well as product demonstrations. We believe the RAIDCore host CPU based software leads the industry with feature sets that go well beyond traditional hardware based RAID and forms a solid foundation for implementing robust and reliable 24/7 data protection platform for any enterprise class server, be it web, email, data center or small business multi-function servers. Our goal for this market is to make our software ubiquitous throughout the server, PC, and workstation industry and drive storage management costs lower for end users and decrease the cost of management for the OEM.

Digital Media Content Creation and Delivery

The film industry is beginning to capture original content with digital cameras, rather than with traditional film reels. Many movies created with film are then converted to digital for intermediate work (i.e. editing, special effects, lighting changes, color changes, etc.) and ultimately put back on film for distribution. We believe there is potential for increased storage and the protection of such storage, as the movie industry uses more digital technology, including archives for the digital intermediate work, digital storage at the movie theater and ultimately the permanent archiving of these digital assets. In addition to digital cinema, companies involved in video content creation such as advertising agencies, post-production houses and video production companies are increasing their digital storage. As these workflows move from SD (Standard Definition) to HD (High Definition) and eventually 2K/4K resolution, the need for storage increases dramatically. Applications include 3D animation, special effects, film restoration, editing and archive. These markets are beginning to use enterprise class storage equipment and data management techniques and we believe this provides significant potential for our RAIDCore technology.

Military and Government

Our primary focus in this market is to provide software customization services and ruggedized appliance products with removable disks for applications commonly referred to as “Command and Control” or C4I. The primary applications involve the collection, processing and dissemination of visual reconnaissance and surveillance data for mission planning, intelligence gathering and targeting. A single image frame ranges from a few megabytes up to 14 GB in size, with the data capture phase requiring the collection of hundreds to thousands of frames per day. In the case of satellite-based imagery sensors, our products are used at the supporting ground stations.  For airborne applications, our products are onboard aircraft and imagery data is captured at a very high transfer rate. In the image processing and archiving applications, the imagery data created from the capture phase must be processed before it is usable for end-users. Once processed, the imagery data is stored in digital asset management databases for fast query and retrieval. These databases often reach multiple terabytes in size and require the high bandwidth performance we believe our products provide. We rely on a direct sales method to address this market through resellers and government contractors.

Broadcast

The broadcast video market includes companies that create, edit, manipulate and broadcast images, in real-time using digital technology. The expansion of HDTV worldwide provides opportunity for vendors with solutions that improve the productivity of creating, managing and storing HD content. We believe our appliance solutions developed for other markets meet many of the requirements of broadcast and video services applications. This market has become increasingly competitive and the Company anticipates engaging in this market going forward only where it can provide value and maintain reasonable margins.

(2)                                 Distribution

Software Products

The Ciprico storage software platform is offered to ODMs, OEMs and motherboard vendors on a direct basis. We offer customers a choice of several different solutions depending on their value and performance needs.   We believe a key component our distribution model is that our software products can be accessed and sold via the internet.   This allows users the opportunity to purchase our software at any time, and also access upgrades.

Due to the fact our software now runs on all Intel and Intel compatible platforms, a key to our distribution model is sales of base level RAID protection on a vast amount of motherboards being manufactured. We intend to sell base level RAID data protection directly and encourage upgrades. At any subsequent step in the distribution, including the end-user, a customer can seamlessly purchase an upgrade to a higher level of protection via a simple web activation or download. We anticipate our distribution model will allow for channel partners and manufacturers to be compensated on a rebate or commission basis when customers, including end-users take advantage of the available upgrade.

We believe this distribution model combined with our silicon agnostic approach (software can run on multiple chip sets), cost savings, reduced energy consumption, faster time to market for new technologies, improved features and usability make our software offering a compelling proposition.

RAID Controller Cards (HBAs)

Our RAIDCore product family offers storage ODMs, OEMs and system builders (including white box server builders) complete and feature-rich storage platform software delivered as a HBA (also referred to as a RAID controller card or board). These products are marketed and distributed primarily through large multi-national distributors.

This is the primary and largest part of the RAID controller market today, almost exclusively a hardware based approach today with a dedicated processor on the Card or HBA. We believe our host-based approach provides significant cost savings as the Ciprico product eliminates the need for separate processor, memory and AISC engine on the RAID controller card.  Thus we believe Ciprico has significant cost savings over its competitors in supplying this marketplace. In addition, there is decreased energy consumption and improved performance as the Ciprico product uses the power of the multi-core host processor, which is almost always faster than the dedicated processor on a controller card. Thus we believe our value proposition can create demand through the distribution channel.

Appliance Products

Our appliance products are organized into three product line families: MediaVault™, DiMeda® and TALON®. We create, design, and develop all of our product appliances to operate at peak performance levels while maintaining high reliability. Very high performance applications may require one or several systems and different levels of RAID protection.

MediaVault™

These products are marketed primarily through distributors to dealers and integrators in the pre-media and video content creation industry who combine the high bandwidth attributes of MediaVault with high definition and film resolution software/hardware components for a complete solution for their end user customers. The new 5100 series MediaVault appliances offer enterprise quality features and thus have application beyond just the video and media marketplace. We are expanding our distribution network for these products as we believe they have broad appeal including the system builder channels as well as the military and government sector.

TALON®

The TALON appliance product is marketed and sold directly to government and military contractors as well as through government VARs and distributors.

DiMeda®

Our DiMeda product line family utilizes our RAIDCore software as well as our NAS software. These products are marketed and sold directly to OEMs, and through distributors to dealers and integrators in the media and broadcast industry.

(3)                                Status of New Products

In late September, 2007 Ciprico enhanced the addressable market for its enterprise-class RAIDCore™ software suite for server and workstation motherboards by announcing it now runs on market-leading Intel® core logic chipsets as well as Intel compatible chip sets.  Intel is estimated to ship more than 75% of all server chipsets. Prior to this, outside of the RAIDCore HBA family, the software could only support the Broadcom HT1000 Serverworks core logic chipset.  In the next fiscal year it is expected that the RAIDCore software will support additional chipsets and operating systems such as Marvell and AMD core logic along with Vista, Windows Server 2008 and Apple OS X operating systems. In addition, host software based RAID 6 and SAS Expansion features will be added to the RAIDCore core technology, enabling a new generation of products to be launched. We believe the Ciprico RAIDCore software solution significantly increases the RAID performance and features of motherboards, eliminating more expensive and less powerful add-on RAID controller cards. In addition, by virtualizing underlying hardware disk I/O ports, the RAIDCore software is able to offer seamless spanning of RAID arrays from the core logic to Ciprico’s line of RAIDCore HBAs, a feature unique to RAIDCore and Ciprico.

(4)                                Competition

Our RAIDCore software only and HBA products compete directly with 3Ware (a part of AMCC – Applied Micro Circuits Corporation), LSI Logic, Promise and Adaptec, Inc. We believe a  software only RAID approach is still in the early adoption phase in the data protection industry, putting Ciprico in a leadership position. . In addition, until motherboard manufacturer provide an increased number of I/O ports there will continue to be a need for our RAIDCore controller cards (HBAs).

Our controller cards do not need their own dedicated processor as we rely on the much more robust host multi-core processor. Our cards also do not need the memory or ASIC contained on our competitor’s cards. Because of this we are able to offer our customers a lower priced RAID data protection solution.  In addition to a lower price for our product, our controller cards provide significant energy savings. These energy savings are greatly increased if a customer is able to use our software only solution. We also believe our RAIDCore products provide better performance compared to the competitors.  Rather than any competitor, we believe the time and resources necessary to achieve significant design-in wins and get though customer approval cycles will be a key determinant of our sales growth.

The markets in which we operate are characterized by rapidly changing technology and evolving industry standards, resulting in rapid product obsolescence and frequent product and feature introductions and improvements. We compete with several companies that have greater engineering and development resources, marketing resources, financial resources, manufacturing capability, customer support resources and name recognition. As a result, our competitors may have greater credibility with existing and potential customers. Our ability to compete successfully also depends upon our ability to recruit and retain key human capital capable of continuing to expand our intellectual property. Although we believe that our software platform has certain competitive advantages that are patent pending, there can be no assurances that we will be able to compete successfully in the future or that other companies may not develop products with greater utility and thus reduce demand for our software products, or that we will not encounter increased price competition for our product offerings which could materially and adversely affect our operating results. We believe that our software approach, however, will allow us to adapt more quickly to industry changes and evolution than our competitors.

We also offer appliance product solutions that compete against well established companies with substantial sales channel organizations. They may adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly to changes in customer requirements. These competitive pressures may materially harm our business. The market for storage appliance solutions is highly competitive.

We compete against independent storage suppliers, including but not limited to Apple Computer Inc., Avid Technology Inc., Dot Hill Systems Corporation, Infortrend Technology, Inc., Xyratex, Ltd., Isilon Systems Inc., DataDirect Networks, BlueArc Corporation as well as numerous privately-held companies including G Tech, Cal Digit and Facilis Technology Inc.

(5)                                Manufacturing and Suppliers

Our appliance product solutions are manufactured utilizing both configure-to-order and inventory fulfillment operations models. Manufacturing activities for our products primarily involve quality assurance testing of subassemblies, final system assembly, integration and final test. Our assembly operations are ISO 9001:2000 certified, located in St Louis Park, Minnesota and are typical of the electronics industry with no unusual methods or equipment required. The sophisticated nature of some of our products does, however, require extensive testing by skilled personnel.

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

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. We have no long-term supply contracts. There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require. If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases and adversely affect our operating results. Our principal suppliers are Seagate Technology, Inc., Hitachi Global Storage Technologies, Bell Microproducts Inc., AIC (Advanced Industrial Computer), and Gigabyte.

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

(6)                                Customer Dependence

Our products are sold to a broad base of customers, in most cases through distribution. As a percentage of sales, one distributor of our appliance products represented 11% and 13% of net sales in fiscal 2007 and 2006, respectively. Thomson Broadcast Solutions, a direct sale customer, represented 1% and 12% of net sales in fiscal 2007 and 2006, respectively.

(7)                                Patents and Trademarks

While our success is not dependent on patents and trademarks, it is important to us to protect our core technology and intellectual property. We rely primarily on a combination of copyright, trade secret, patent and trademark laws as well as contractual provisions with employees and third parties to establish and protect our intellectual property rights. Our products are provided to customers pursuant to agreements that impose restrictions on use and disclosure. Our agreements with our employees and contractors who participate in the development of our core technology and intellectual property include provisions that assign any intellectual property rights to us. In addition, we generally control access to our proprietary and confidential information through the use of internal and external controls.

The intellectual property exclusively licensed to Ciprico from Broadcom as part of the Technology License and Asset Purchase Agreement dated June 6, 2006 consists of a number of patents and patent applications. In November 2005, a patent was awarded to Ciprico for Media Server with single chip storage controller. In March 2004, we were granted a patent related to the interprocessor communication technology suitable for use in high reliability / availability storage server products. We have also submitted two additional patent applications on certain key attributes of the TALON product. We intend to pursue other patent applications to the extent we identify technologies or processes that may be patentable.

We have obtained federal registrations for the trademarks Ciprico®, TALON®,  NETarray®, DiMeda®, and FibreSTORE® and have registration applications pending for our trademarks MediaVault™, and vPOD™. As part of our Agreement with Broadcom we have the rights to use the trademarks RAIDCore™, Xelcore™, Fulcrum™ and Hyperraid™.

(8)                                Government Approvals

Certain of our products may incorporate encryption or other technology subject to the “dual use” export regulations as administered by the U.S. Department of Commerce. We are not required to obtain government approval of our products when they are not exported. Because our controller cards and appliances contain electronics we do obtain proper approvals from certified testing agencies.

(9)                                Effect of Government Regulations

We do not believe that any existing or proposed governmental regulations not pertaining to export regulation will have a material effect on our business. Environmental regulation is addressed below.

(10)                         Research and New Product Development

We operate in an industry subject to rapid technological change. Our goals in research and development are to develop industry leading features and functions that take advantage of the significant investments made in the development of multi-core processors. Our ability to achieve these goals is largely dependent upon our ability to anticipate and respond to change. We use engineering design teams that work cross-functionally with sales and marketing, system engineering, suppliers, silicon chip manufacturers, and customers to develop products and product enhancements. As part of our development strategy, we actively seek cooperative and co-development activities with industry leaders in the software, hardware, and systems businesses.

Our research and development expenses were $4.7 million and $3.7 million in fiscal 2007 and 2006, respectively. All of our research and development expenditures are expensed as incurred. During fiscal 2007 we have hired substantially all of the current research and development team. The new skills are predominantly software development skills with focus on abilities in the multi-core processing area.

In fiscal 2007 and 2006 we provided software and hardware design services for certain customers. We were paid a total of approximately $300,000 and $900,000 in fiscal 2007 and fiscal 2006, respectively for this work. We also outsourced some development although this work was at our direction and supervised by our engineers.

The majority of our research and development expenses in the past year were focused on the further development of the RAIDCore software.  As a result of these investments we were able to produce one of the industry’s first PCI Express and PCI-X SAS/SATA RAID controller cards, complete integration of the RAIDCore software into a major OEM’s new iSCSI storage appliance, introduce a new MediaVault product based on the RAIDCore technology, and complete the software porting and announce the compatibility of RAIDCore software with the Intel chip set. We expect to continue to transition all of our appliance products over to RAIDCore based technology as well as to continue with enhancements and additional features in our RAIDCore product line.

(11)                         Environmental Regulation

Compliance with present federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had and is not expected to have any material effect upon our capital expenditures, earnings or competitive position. All of our products for the European market are compliant with the European Union doctrine - ROHS (Restriction of Hazardous Substances) and the WEEE (Waste Electrical and Electronic Equipment) protocol.

(12)                         Employees

As of November 30, 2007, we had 76 full time equivalents of which 64 were employees (63 full-time). Full time equivalents include contracted personnel used to meet shorter-term goals. Of the 76: 33 were in engineering, research and development and technical support, 25 in sales, marketing and customer service, 8 in manufacturing, operations and quality assurance, and 10 in general management, accounting, information systems and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are satisfactory.

We believe that the future success of our business will depend in part on our ability to attract and retain qualified technical, management and sales and marketing personnel. Such experienced personnel are in demand, and we must compete for their services with other firms, which may be able to offer more favorable benefits.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

In October, 2007 we moved our administrative headquarters, research and development, and manufacturing to a single site in St. Louis Park, Minnesota, totaling approximately 20,600 square feet. This facility is leased under an operating lease through November 2014. The lease provides for monthly base rental payments of approximately $22,000 through November 2008 with increases of approximately 2% each subsequent 12-month period.  Additionally, we are responsible for our proportionate share of real estate taxes and operating expenses associated with operating the facility which approximate $5,000 per month, as defined by the lease agreement.

In July of 2006 we entered into a lease for approximately 4,800 square feet in Agoura Hills, California for sales and service. The lease expires in October 2011 and provides for gross rental payments of approximately $9,900 per month with increases of approximately 3% in each subsequent 12-month period.

We believe that our existing facilities and equipment are well maintained and in good operating condition. We own all of the equipment used in our operations. Such equipment consists primarily of manufacturing and test equipment, tools, fixtures and computer hardware and software.

The Company invests its excess cash in commercial paper, government agencies and other asset-backed short term investments which include participation loans in real estate mortgages for first and/or second mortgages for residential, commercial and development properties.

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

PART II

ITEM 5.                                                 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

STOCK TRADING:

Ciprico common stock is traded on the NASDAQ National Market under the symbol CPCI. As of November 30, 2007, there were approximately 1,100 stockholder accounts of record. Closing stock sale price ranges for the years ended September 30, 2007 and 2006, were:

	2007		2006
Quarter	High	Low	High	Low
First	$6.05	$4.50	$5.66	$4.12
Second	8.09	5.91	6.12	5.47
Third	8.30	7.33	6.37	5.77
Fourth	8.35	7.09	6.04	4.08

We have not, and do not intend to pay cash dividends on any of our securities for the foreseeable future. We made no sales of unregistered securities, and made no repurchase of equity securities, during the year ended September 30, 2007.

The following chart compares the cumulative total stockholder return on the Company’s Common Stock with the S&P Smallcap 600 Index and the S&P Computer Storage & Peripherals Index. The comparison assumes $100 was invested on September 30, 2002 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

	9/02	9/03	9/04	9/05	9/06	9/07

Ciprico Inc.	100.00	169.49	123.39	152.08	152.54	254.24
S&P Smallcap 600	100.00	126.86	158.03	191.56	205.28	235.93
S&P Computer Storage & Peripherals	100.00	230.96	236.76	241.96	247.74	303.15

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

EQUITY COMPENSATION PLAN INFORMATION: -See Item 11.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Ciprico Inc. should be read in conjunction with the Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-KSB.

Company Transition:

Currently Ciprico is in transition from being hardware product centric to software product centric. The Company has traditionally sold hardware products incorporating proprietary software. Our legacy products are seeing significant competition from low cost producers that in some environments offer a solution that is “good enough”, negating some of the advantages our products have relied on for market penetration. The Company is also changing and expanding the markets it addresses.  In the years prior to fiscal 2007, our largest market was the Broadcast market. As we did not keep up with required technological changes our sales in this market have declined substantially over the past several years. Our new engineering talent and focus on RAIDCore software allows us to address a much larger market including the large enterprise market and particularly the growing SMB (small to medium business) marketplace. Our transition to emphasizing software has been driven by several catalysts: the purchase of the RAIDCore software product line from Broadcom in June 2006, the expanding market for data protection, technology improvements by chip makers (principally the deployment of multi-core processors), and the transition of our engineering talent.

As a leader in the RAID technology field, Ciprico is now introducing virtualized RAID. The Company is focused on a technology solution that does with host-based software what has been traditionally been done with expensive, dedicated hardware. Our software development leverages massive investments by processor and chipset manufacturers in multi-core processor environments. Our RAIDCore software uses the power and speed of the host multi-core processor to perform the RAID data protection function. Our software is designed to be silicon agnostic, meaning it is portable to any processor or platform.  We believe this allows for great expansion of the applicability of RAID data protection. We believe the need and awareness for data protection is growing rapidly as both the amount of data being stored and the amount that can be stored on a single disc drive is increasing.

Not only is the emphasis of the Company changing, the way the product is going to market is also changing. By the end of the next fiscal year we anticipate all revenue will be based on the RAIDCore software. This software is delivered to customers in 3 ways:

1)                                      Software only - via electronic distribution to OEMs and motherboard vendors. This allows for distribution via the Web of new copies, upgrades from one level of protection to another, upgrades from one version to another or additional features or data management tools.

2)                                      Controller Cards (HBAs) – when a customer has need of a physical controller card (required when additional I/O ports are needed) customers can purchase our RAIDCore software based controller card that has key competitive advantages: the Ciprico HBA is 40-60% less in cost versus hardware-based solutions as it does not require a dedicated processor, memory or custom ASIC. In addition, we believe our card performs better than the competition because it uses the speed and capacity of the host processor. It also a “green” alternative in that it requires far less energy to power and cool versus traditional hardware based products. This product is distributed through national distributors such as Bell Microproducts and Avnet.

3)                                      Appliance Products –our current appliance products, MediaVault, DiMeda, and TALON will be transitioned to include RAIDCore software as a key differentiator. The first RAIDCore based MediaVault product was introduced in September, 2007. We believe a key to our short term success is the revitalization of these products. By utilizing industry standard components integrated with our RAIDCore software, we can offer price competitive products with improved features, functions and performance. We anticipate that this will allow applicability beyond our traditional reach into Video and Media markets and gives us significant opportunity in the general IT marketplace.

During fiscal 2007 we made significant investments in human capital with the addition of experienced talent in key management roles, engineering, sales and marketing. The Company’s President and CEO, Senior VP of Development and Marketing, as well as the Chief Engineer all came on board late in the first quarter of this year. All but two members of the current engineering team were added in fiscal 2007. The entire RAIDCore sales force was added in the last half of the fiscal year after we were assured engineering could execute on the technology roadmap. The VP of RAIDCore sales, as well as his entire team are seasoned, industry experienced sales and marketing personnel. Their industry experience includes time at our direct competitors. We believe we have assembled a team with the right skills and experience to facilitate a change in how RAID data protection is delivered in the marketplace. Because of their experience in the industry, a major factor in the decision of these sales people in joining the Company related to the opportunity to have an impact on the data protection marketplace by doing in software what has previously been done with hardware.

We believe the timing is right for our transition to focus on a software based approach from a number of standpoints:

Customer opportunity – the RAID controller marketplace is shifting to SAS/SATA and we are delivering this technology. We believe that with our software approach we provide a lower total cost of ownership with both upfront cost savings and lower energy usage.

Technology opportunity – the investments made by the processor and chipset manufactures in multi-core processors environment has facilitated our move to providing host based software RAID protection. With continued processor performance improvements and more features being integrated into the chipsets our host based software uses a very small incremental percent of the server or workstation processor cycles. We virtualize the I/O ports within a RAID system and are agnostic as to which silicon we run on.

Marketplace opportunity – the need and awareness of data protection is growing rapidly, particularly in the SMB (small to medium business) marketplace, creating an opportunity for our software model to become ubiquitous by providing a base level of protection that is upgradeable.

Distribution opportunity – using a secure software key, we are in the process of being able to offer distribution of our software via the web. When our base software is put down on motherboards, customers can upgrade their level of RAID protection via the web. In addition, this is a vehicle to provide updates and more advanced data management software to our customers.

Liquidity and capital resources:

As of September 30, 2007, we had a total of cash, cash equivalents, marketable securities and asset-backed short-term investments of $4.6 million compared to $11.0 million at the end of 2006. Cash flows used in operating activities were $5.9 million and $4.2 million in 2007 and 2006, respectively. The use of cash for operations for both years reflects the net loss and the impacts of depreciation and changes in working capital.  In addition to the use of cash in operations, the change in total cash and investments between 2007 and 2006 relates to cash from option exercises and capital expenditures.

We have made significant investments in new management, research and development talent, developing a significant testing lab, and more recently in sales and marketing. As part of the transition of the Company many of these expenditures are by necessity in advance of the revenues that will be generated by the associated activities.

Because of these investments and the time to revenue given the required design-in cycles of customers, we believe our cash position at September 30, 2007 was not sufficient to execute our strategic plan. Therefore on December 26, 2007 we entered into a financing arrangement whereby the Company would have access to funds to allow the Company to execute on its strategic plan. This financing arrangement is in the form of a convertible note with a total principal amount of $5.1 million and a maturity date of March 26, 2009. The financing does provide for additional closings if additional funds are sought and secured. Our intention is that we would enter into further closings only if they occurred in the very near term. The loan provides for an interest rate of LIBOR plus 6%. The loan has a conversion feature for both principal and interest at the lender’s option. The conversion price of $3.86 per share was set at the market rate prior to the closing date. In addition, lenders receive warrants for the purchase of additional shares at a rate of $0.25 for each $1.00 of principal converted to shares at the same market conversion rate noted above. The Company is also planning an additional capital raising event in 2008. The specifics of the convertible note financing have been disclosed via a Form 8-K filing.

With access to the capital referred to above, we believe that current cash balances and cash generated from operations will be adequate to fund requirements for operating losses, working capital and capital expenditures in fiscal 2008. We believe that we are making the appropriate investments now that will allow us to double our revenues in fiscal 2008 (over fiscal 2007) and attain profitability in 2009. The timing of when profitability is achieved in fiscal 2009 is dependent on the mix of business. We are dependent on a substantial increase in sales to be able to achieve profitability.

Capital expenditures were $791,000 in 2007 versus $94,000 in 2006, and relate to equipment purchases or small leasehold improvements.   We anticipate that capital expenditures and related expenses for product development activities in 2008 will approximate $500,000.  Some of our development work may become reimbursable via non-recurring engineering fees we anticipate receiving from certain customers.

In October 2007 we exercised our option to vacate our 39,000 sq. ft Plymouth, MN facility in order to right size our lease commitment. Our new corporate headquarters in St. Louis Park, MN consists of 20,500 sq ft and we have lease commitments, including base rents and operating costs, of approximately $250,000 annually.  The lease expires in November of 2014.  In addition, we have lease commitments on our California office of approximately $125,000 annually through October 2011.

Net sales:

In the past we have tracked our sales to particular markets to the best of our ability given that majority of our sales are through distribution and therefore in many cases we do not know the specific market our products are being used in. As we sell more of our software-only products to motherboard manufacturers and HBA products to system builders we will have less insight as to which marketplace our product ultimately reaches the end user.  Therefore for fiscal 2008 we intend to focus on segregating sales of just our software and related upgrades (including where this software is delivered as an HBA) from those sales where the software is integrated as part of an appliance sale.

For purposes of this analysis of our net sales for the past two fiscal years we have separated sales into the following market categories:

(in millions):

	2007		2006
Market	Sales	% of Total	Sales	% of Total
Digital Media Content Creation	$4.7	54.2%	$6.2	52.1%
Broadcast	1.0	11.2	2.8	23.5
Enterprise	0.8	9.0	0.2	1.7
Military & Government	2.2	25.6	2.5	21.0
Other	0.0	0.0	0.2	1.7
Total	$8.6	100%	$11.9	100%

Sales for 2007 decreased 28% from 2006 sales, which is due to:

•                  Decreases in sales of our older legacy products as the technology ages – these sales were concentrated in the Broadcast and Military & Government markets;

•                  Decreases in the sales of our older MediaVault products primarily due to low cost competition, along with aging technology – these sales were primarily in the Digital Media Content Creation markets;

•                  Increase in competition in the Content Creation market from solutions not specifically designed for this market but with enough features to be usable;

•                  Only slightly offsetting the above points is the increase in the Enterprise market related to the first meaningful sales of RAIDCore software and Controller cards (HBAs) primarily in the enterprise market; and

•                  In addition, the first  RAIDCore based MediaVault, the 5100 series had it first sales in September 2007

Many of our current appliance products are scheduled for revitalization by use of the RAIDCore software platform. We believe this will allow for industry competitive features and functions at attractive price points, allowing us to be a significant player in the Digital Media Content Creation marketplace. Our solutions are designed to meet the specific needs of these customers. We also believe that we have and are developing applications that are critical to the stages in the digital workflow process, including capture, management, archival and distribution of digital assets. Some of these solutions may also find applicability in the Broadcast market, however this is not a market in which we are currently investing new product development efforts.

We believe sales in the Military and Government market will also increase in fiscal 2008 over 2007 due to the appliance product revitalization which will include our customized and ruggedized TALON product. Sales in this market are dependent upon the actual appropriation and funding of government programs that specify our products. Sales in the Military market have historically fluctuated due to the timing of spending on defense-related programs. We believe that we can leverage our technology to satisfy certain customers in this market that could involve multiple year contracts.

We believe that because our RAIDCore software is enterprise class it has many applications in the Enterprise market. Part of our strategy is to provide a number of motherboard manufacturers with a software only base level RAID offering, with the ability of systems builders or others in the channel, as well as end-users to purchase upgrades to higher levels of protection via the internet.

The fourth quarter of fiscal 2007 marked the first time this fiscal year that MediaVault product line sales increased quarter over quarter. This was due in small part to the introduction of the first MediaVault RAIDCore based product.  In addition, the fourth quarter saw the first meaningful sales from RAIDCore™ software license and related RAIDCore™ controller cards (HBAs). While we are pleased with some short term revenue growth and the initial traction of the RAIDCore software and controller card sales, we understand the investment of time and resources needed to drive the design-in wins needed to grow our revenues. RAIDCore evaluation samples are in the hands of a large number of potential customers and partners. We are working with these customers to help them accelerate their qualification and design-in process.

As we gain momentum in the marketplace our revenues may be erratic in the near term. As a result of investments in development and sales and marketing we expect strong growth in 2008. We anticipate our revenues doubling from fiscal 2007 levels as we realize sales from our RAIDCore software and revitalized appliance products. We also believe our growth will be supported by significant growth in our international sales as we have invested in resources to assist us in these marketplaces, including our agreement with PIE (Partners In Europe) announced in September 2007.

Cost of sales and gross profit:

Gross profit, as a percentage of net sales, was 33% in 2007 and 36% in 2006. The 2007 percentage was adversely affected by lower volumes of sales and inventory charges related to our legacy products, offset by the slightly higher gross margin percentages related to the RAIDCore software and controller card sales.  Gross profit on appliance product sales is highly dependent on the cost of various components including disk drives and may fluctuate from quarter to quarter. We expect to experience continued competitive pressures on gross profit margins throughout fiscal 2008 in our appliance product sales. We intend to partially offset these margin pressures through the revitalization of the appliance products, transforming them to make use of the RAIDCore software. In addition we should realize some cost reductions related to the use of industry standard component. Software-only product sales and the RAIDCore solutions product line carry higher gross margin percentages and should have a favorable impact on gross margin in fiscal 2008

Research and development expenses:

Research and development expenses increased approximately $1.0 million or 27% compared to the previous year. Only two members of the current research and development staff were present at the beginning of the current fiscal year. The Company has been able to hire top notch engineering talent without paying above market prices. Although the actual number of employees in this area of the Company has not changed much from the previous year the skill set has changed dramatically and this has increased our average engineering employee expenses. In addition there were a number of consultants that assisted development efforts through out the year.

The quality of the staff is reflected in the fact they have been able to meet virtually all of their development deadlines and allowed for a number of key technology announcements including:

•                  RAIDCore software suite  running on Intel chipsets (ICH 7,8,9 & ESB2)

•                  New MediaVault models 5100 series based on RAIDCore software

•                  Improvements to existing MediaVault products

•                  New version of the RAIDCore code

•                  Integration into H3C Technologies iSCSI servers for SMB market

•                  2.2 Gig/sec Raid Performance – critical for high data rate transfer

•                  Vista support

Our team has expertise in working in multi-core processing environments as well as working with storage virtualization. We believe these are key advantages as chipset manufacturers continue massive investments in multi-core technology and storage virtualization becomes widely used.

Sales and marketing expenses:

Sales and marketing expenses increased approximately $900,000 or 31% compared to the previous year. The sales and marketing team is substantially larger than it was in the previous year with most of the resources being added in the last four months of fiscal 2007. Substantially all of the increase in costs and personnel relate to the RAIDCore sales team. We expect to incur substantially more expense in this area in fiscal 2008 as all personnel will be in place for a full year. With lead time for design-in wins and customer qualifications ranging from 60 days to nine months, we believe it is critical to begin the investment in this area now in order to fulfill our sales goals later in fiscal 2008 and beyond. The vast majority of sales and marketing personnel hired this year come with extensive industry experience and specific experience with our key competitors, 3 Ware (AMCC), LSI Logic, and Adaptec. In addition, we expect marketing expenses to increase in absolute dollars during fiscal 2008 as a result of business development costs associated with the RAIDCore product line.

General and administrative expenses:

General and administrative expenses increased $687,000 from 2006. This net increase is a result of many factors including: costs related to hiring of new President and CEO, costs for former CEO who was under contract until September 30, 2007, stock option expense as fiscal 2007 was the first year that the Company was required to expense stock options, and some cost related to IT infrastructure upgrades (apart from those capitalized).  In addition, and as noted in last year’s report, we expected and did see expenses increase in fiscal 2007 due to higher insurance costs, increased costs to ensure regulatory compliance, increased accounting and audit fees, and costs to implement a new accounting, manufacturing and sales system. We do not expect to see substantial increase in general and administrative costs in fiscal 2008 except for costs related to the completion of our new system implementation and costs related to compliance with section 404 of Sarbanes Oxley.

Loss from operations

Total operating expenses for the fiscal year were $11.3 million, compared to operating expenses of $8.7 million for the prior fiscal year, due to the investment in new management, sales, marketing and engineering talent. For the fiscal year the operating loss was $8.5 million compared to a loss of $4.3 million in the previous fiscal year. We believe comparisons to the prior year are not entirely meaningful, because  the Company is in transition from hardware-centric to software-centric products, over 80% of the Company personnel are new in the last 12 months, and the product lines are in various stages of transition. Our profitability will continue to be impacted by the investments we are making in order to aggressively bring our RAIDCore technology to market and increase our revenue. This revenue growth and change in mix of revenue source is anticipated to position Ciprico to return to profitability in fiscal year 2009.

Other income:

Other income of $473,000 and $660,000 in fiscal 2007 and 2006, respectively, is primarily attributable to interest income on cash and marketable securities. The decrease for 2007 is directly tied to lower principal balances, despite the increase in overall rate of return on investments.

Income tax expense:

For fiscal 2007 we recognized income tax expense related to the difference in how goodwill is treated for tax purposes from how it is treated for financial statement purposes. See Note 4 to the Financial Statements.

New accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006, in the Company’s case for the fiscal year ending September 30, 2008. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company does not believe this will result in any material impact to its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on October 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the Company on October 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

ITEM 7.                                                   FINANCIAL STATEMENTS

BALANCE SHEET

Ciprico Inc.

Amounts in thousands, except share data

September 30	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,271
Marketable securities and short term investments	3,279
Accounts receivable, less allowance of $127	838
Inventories	1,815
Other current assets	24
Total current assets	7,227

PROPERTY AND EQUIPMENT, AT COST:
Furniture and fixtures	515
Equipment	3,694
Construction in process	248
Leasehold improvements	637
5,094
Accumulated depreciation and amortization	(4,334)
Net property and equipment	760

GOODWILL	2,784
OTHER INTANGIBLES, NET	34
OTHER ASSETS	47
$10,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,286
Accrued compensation	525
Warranty accrual	154
Other accrued expenses	369
Deferred revenue	60
Total current liabilities	2,394

LONG TERM LIABILITIES:
Deferred tax liability	132

STOCKHOLDERS’ EQUITY:
Common stock, 5,112,644 shares issued and outstanding	51
Additional paid-in capital	37,208
Retained deficit	(28,433)
Deferred compensation from restricted stock	(500)
Total stockholders’ equity	8,326
$10,852

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

STATEMENTS OF OPERATIONS

Ciprico Inc.

Amounts in thousands, except per share amounts

Years ended September 30	2007	2006
Net sales	$8,605	$11,932
Cost of sales	5,762	7,590
Gross profit	2,843	4,342
Operating expenses:
Research and development	4,715	3,714
Sales and marketing	3,972	3,013
General and administrative	2,634	1,936
Total operating expenses	11,321	8,663
Loss from operations	(8,478)	(4,321)

Other income net, primarily interest	469	660
Loss before income taxes	(8,009)	(3,661)

Income tax expense (benefit)	65	—
Net loss	$(8,074)	$(3,661)
Shares used to calculate net loss per share:
Basic and diluted	5,071	4,916

Net loss per share:
Basic and diluted	$(1.59)	$(0.74)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Ciprico Inc.

Amounts in thousands, except share data

Years ended September 30, 2007 and 2006	Shares	Common stock and additional paid-in- capital	Retained deficit	Deferred compensation from restricted stock	Total

Balance, September 30, 2005	4,783,457	35,335	(16,698)	(5)	18,632

Employee plan stock purchases	16,749	82	—	—	82
Exercise of employee stock options	146,525	627	—	—	627
Restricted stock issued	68,500	396	—	(396)	—
Amortization of restricted stock	—	—	—	29	29
Net loss	—	—	(3,661)	—	(3,661)
Balance, September 30, 2006	5,015,231	36,440	(20,359)	(372)	15,709

Employee plan stock purchases	2,913	18	—	—	18
Exercise of employee stock options	44,800	149	—	—	149
Restricted stock issued	49,700	372	—	(372)	—
Stock option expense	—	280	—	—	280
Amortization of restricted stock	—	—	—	244	244
Net loss	—	—	(8,074)	—	(8,074)
Balance, September 30, 2007	5,112,644	37,259	(28,433)	(500)	8,326

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS

Ciprico Inc.

Amounts in thousands

Years ended September 30	2007	2006
Cash Flows from Operating Activities:
Net loss	$(8,074)	$(3,661)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	401	321
Compensation related to stock transactions	525	28
Loss on sale of furniture and equipment	4
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	608	(320
Inventories	110	(201)
Other assets	158	87
Accounts payable	76	79)
Accrued expenses	349	(428)
Deferred revenue	(18)	(80)
Net cash flows used in operating activities	(5,861)	(4,175)
Cash Flows from Investing Activities:
Equipment purchases	(791)	(94)
Business acquisition		(1,495)
Purchase of marketable securities	(4,454)	(6,486)
Proceeds from sale or maturity of marketable securities	8,654	11,804
Net cash flows provided by investing activities	3,409	3,729
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	166	709
Net cash flows provided by financing activities	166	709
Net Increase (Decrease) in Cash and Cash Equivalents	(2,286)	263
Cash and Cash Equivalents at Beginning of Year	4,357	4,094
Cash and Cash Equivalents at End of Year	1,271	4,357
Marketable Securities—Current	3,279	6,679
Marketable Securities—Long-term	—	—
Total Cash and Investments at End of Year	$4,550	$11,036

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

NOTES TO FINANCIAL STATEMENTS

Ciprico Inc. – For the Fiscal Years ending on September 30, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business activity of Ciprico Inc. (the Company) is the creation and design, manufacture and marketing of storage solutions for digital media assets throughout the United States and internationally.

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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with:

•                  Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the United States Securities and Exchange Commission as amended by Staff Accounting Bulletin No. 104;

•                  Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants and interpretations;

•                  AICPA SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions;

•                  SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, issued by the AICPA;

•                  Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Though the Company has not sold a licensing agreement with multiple elements to date, if a licensing arrangement does include other elements such as maintenance or other consulting services, it is considered a multiple-element arrangement and the Company accounts for the software license component using the residual method. The residual method generally requires recognition of software license revenue in a multiple-element arrangement once all software products have been delivered and accepted by the customer and the only undelivered element is maintenance services or consulting services. The fair value of the maintenance services is determined based on VSOE of fair value and is deferred and recorded to revenue ratably over the maintenance term. The residual revenue is allocated to the license fee associated with the software products in the transaction. The Company’s maintenance services’ VSOE of fair value is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (i.e. the maintenance services fees paid by the Company’s customers upon renewal).

The Company accrues a warranty reserve within cost of sales for estimated costs to provide warranty services. The Company estimates the costs to service its warranty obligations based on historical experience and expectation of future conditions.

PRODUCT WARRANTY COSTS: Estimated future warranty costs are provided for at the time of revenue recognition. Activity of the warranty account is as follows for the years ended (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

September 30, 2007	$166	$139	$(151)	$154
September 30, 2006	$220	$71	$(125)	$166

Deductions represent warranty work performed during the year.

INVENTORIES: Inventories are stated at the lower of cost or replacement market. Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs. Cost is determined using an average cost method, which approximates a first in first out cost.

Inventory consists of the following (in thousands) at September 30:

2007
Finished Goods	$1,264
Work-In-Process	329
Raw Materials	222
$1,815

SHIPPING AND HANDLING COSTS: The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in cost of sales.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense as incurred.

ADVERTISING COSTS: Advertising costs are charged to expense as incurred. For the years ended September 30, 2007 and 2006, advertising expenses were approximately $52,000 and $68,000 respectively.

SALES TAXES: The Company collects sales taxes from its customers on sales of its various products for sales in which the customer is not a reseller or distributor . Sales taxes collected are included in Other accrued expenses. Sales taxes are remitted, in a timely manner, to the appropriate government tax authority on behalf of the customer.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 2007 and 2006 the Company’s cash and cash equivalents were invested in a money market fund and/or commercial paper. The Company maintains cash balances at several financial institutions, and at times, such balances exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Changes in the Company’s allowance for doubtful accounts has decreased as a result of a 33% decrease in accounts receivable, and is as follows for the years ended (in thousands):

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions & Other (A)	Balance at End of Period

September 30, 2007	$186	$(38)	$(21)	$127
September 30, 2006	$467	$59	$(340)	$186

(A)- Represents accounts receivable written-off during the year.

MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS: The Company invests its excess cash in commercial paper, government agencies and other asset-backed short term investments. Commercial paper consists of auction rate securities that are held for seven to ten days and then sold. These investments are classified as available-for-sale securities, and their amortized cost approximates fair value, and thus there are no unrealized gains or losses. Other investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost, which approximates fair value. Asset-backed short term investments are participation loans in real estate mortgages. The mortgage loans are for first and/or second mortgages for residential, commercial and development properties. Investments that have maturities of less than one year have been classified as current marketable securities.

Marketable securities and short term investments consist the following (in thousands) at September 30:

2007
Current
Commercial paper	$800
Asset-backed investments	2,479
$3,279

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

VALUATION OF GOODWILL: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized, they are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired. There have been no impairment charges.

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

On October 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, including stock option grants. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees(“APB 25”). In March 2005, the SEC issued SAB No. 107, Share-Based Payments, and the Company has applied SAB No. 107’s provisions in the adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, as further described below. In accordance with the modified prospective transition method, the Company’s financial statements for the year ended September 30, 2006 have not been restated to reflect, and do not include, the impact of the adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying condensed financial statements for the year ended September 30, 2007. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, share-based compensation expense was only recognized if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant. No stock-based compensation expense was recorded by the Company as options have been granted at fair market value on the date of grant.

Prior to October 1, 2006, the Company disclosed compensation cost related to stock options in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the year ended September 30, 2006 if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (amounts in thousands, except per share amounts):

		2006
Net loss, as reported		$(3,661)
Deduct:	Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(218)
Pro forma net loss		$(3,879)

Net loss per share
Basic and Diluted – as reported		$(0.74)
Basic and Diluted — pro forma		$(0.79)

The weighted average fair value of options granted in 2007 and 2006 was $2.12 and $1.37, per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2007 and 2006: no dividend yield; risk-free rate of return of 4.67% and 4.5%, respectively; volatility of 35.4% and 35.2%, respectively; and an average term of 3.0 years. The Company uses historical information to estimate expected term and forfeiture rates of options. The forfeiture rate applied to 2007 grants is 4.75%. These effects may not be representative of the future effects of applying the fair value method.

NEW ACCOUNTING PRONOUNCEMENTS: In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006, in the Company’s case for the fiscal year ending September 30, 2008. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company does not believe this will result in any material impact to its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company beginning year ending September 30, 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the Company beginning year ending September 30, 2009. The Company is currently evaluating the impact of this pronouncement on its financial statements.

2. GOODWILL AND INTANGIBLES

In June 2006, The Company entered into a Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation, a California corporation. This Agreement involves the purchase of Broadcom’s RAIDCore™ line of business and the cross license of software technology between the Company and Broadcom. The initial amount paid at closing of $330,000 was allocated in its entirety to fixed assets, primarily computer equipment. No goodwill or intangibles were recorded as part of this transaction. The Agreement with Broadcom also provides for payment of royalties and commissions based on actual revenue from product sales and licensing fees until life-to-date payments total $25 million. The Agreement further provides for contingent consideration in the form of warrants to purchase Ciprico common stock at certain prices, these warrants vest only when certain revenue targets are achieved.

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

In accordance with SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but are instead tested for impairment annually or whenever events or changes in circumstances indicate that the asset may be impaired. No impairments were identified in 2007 and 2006.

Intangible assets with finite lives that are subject to amortization are listed in the table below as of September 30, 2007 (in thousands):

	Estimated Life (in years)	Estimated Value	Accumulated Amortization	Net
RAID technology	3	$170	$(151)	$19
Noncompete agreements	3	135	(120)	15

		$305	$(271)	$34

Amortization expense for the year ended September 30, 2007 was $102,000. These intangibles will be fully amortized in the fiscal year 2008.

3. SUPPLEMENTARY BALANCE SHEET INFORMATION

Other accrued expenses includes the following (in thousands) as of September 30:,

2007
Commissions and royalties payable	$96
Accrued restructuring	47
Deferred rent	39
Other miscellaneous accruals	187
$369

Accrued restructuring is related to lease termination costs for the abandonment of our headquarters facility in Plymouth, Minnesota.

4. INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

Years ended September 30	2007	2006
Current:
Federal	$—	$—
State	—	(66)
	—	—
Deferred	66	66
	$66	$—

Deferred income taxes arise from temporary differences between financial and tax reporting. In accordance with SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes. As goodwill is amortized for tax purposes, the company has recorded deferred tax expense of approximately $66,000 for both 2007 and 2006. The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized. Also during the fiscal year 2006 it became apparent that $66,000 accrued for state taxes was no longer necessary.

The tax effects of the cumulative temporary differences result in net deferred taxes as follows (in thousands):

As of September 30	2007
Current deferred tax assets:
Inventory	$195
Allowance for doubtful accounts	47
Warranty accrual	57
Loss and credit carryforwards	12,411
Compensation accrual	73
Other	19
Less – valuation allowance	(12,802)
Current deferred tax asset	—

Long-term deferred tax assets:
Depreciation	171
Less – valuation allowance	(171)
Long-term deferred tax asset	—
$—
Long-term deferred tax liabilities:
Goodwill	67
Long-term deferred tax liability	$67

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $32.8 million, which expire at various dates from 2022 to 2027, and general business credit carry forwards of approximately $1.3 million, which expire at various dates from 2011 to 2018.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

Years ended September 30	2007	2006
Federal statutory rate	(34)%	(34)%
State taxes, net of federal income tax benefit	(3.0)	(3.0)
Change in valuation allowance	37.0	37.0
	—%	—%

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006, in the Company’s case for the fiscal year ending September 30, 2008. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company does not believe this will result in any material impact to its financial statements.

5. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value and 9,000,000 shares of Common Stock at $.01 par value. The Company has not issued any shares of Preferred Stock.

Stock Repurchase

The Company’s stock buyback program is currently suspended. Under the plan $12.0 million was authorized to be used for the repurchase program. There were no shares repurchased in the fiscal years 2007 and 2006.

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

Stock Options

Option transactions under the Company’s stock option plans during the years ended September 30, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	850,850	5.13
Granted	123,500	5.16
Exercised	(146,225)	5.06
Canceled	(256,425)	5.45
Outstanding at September 30, 2006	571,700	5.65
Granted	570,375	6.26
Exercised	(46,800)	4.01
Canceled	(208,375)	5.45
Outstanding at September 30, 2007	886,900	5.89
Options exercisable at September 30:
2007	256,775	5.89
2006	287,575	5.62

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.82 – 4.23	118,000	2.9 years	$4.03	58,750	$4.02
4.24 – 7.16	524,400	3.7 years	5.35	160,025	5.18
7.17 – 10.76	244,500	4.0 years	7.97	38,000	8.23
	886,900			256,775

As of September 30, 2007, total unrecognized share-based compensation cost related to unvested stock options was $988,000, which is expected to be recognized over a weighted average period of approximately four years. The Company has included the following amounts for share-based compensation cost, for the year ended September 30, 2007 (amounts in thousands, except per share amount):

2007
Cost of goods sold	$8
Research and development	45
Sales and marketing	94
General and administrative	133
Share-based compensation expense before taxes	280
Related deferred income tax benefits	—
Share-based compensation expense, net of income taxes	$280
Net share-based compensation expense per basic and diluted common share	$0.06

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during year ended September 30, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets

Share-based compensation expense recognized during the year ended September 30, 2007 included (1) compensation expense for awards granted prior to, but not yet fully vested as of October 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and will continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of September 30, 2007 has been adjusted for estimated forfeitures.

As of September 30, 2007, the Company had 279,481 shares reserved for future issuance under the plan.

Restricted Stock Plan

The 1996 Restricted Stock Plan (“RSP”) provides for common stock awards to officers, directors and certain key employees of the Company. All restricted stock awards entitle the participant to full dividend and voting rights.

The following table summarizes the status of the Company’s non-vested restricted stock as of September 30, 2007.

	Non-Vested Restricted Stock
	Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Recognition Period	Aggregate Intrinsic Value
Non-Vested at September 30, 2006	68,500	$5.78
Granted	79,700	6.48
Vested	(2,000)	5.77
Forfeited	(30,000)	$5.79
Non-Vested at September 30, 2007	116,200	$6.37	1.4	740,670

During the year ended September 30, 2007, $244,000 of expense was recognized related to outstanding restricted stock awards. The vesting period for these awards currently ranges from one to two years. Those that vest over a one-year period vest without other conditions. Those that vest over a two-year period vest only if certain service, market and, in some cases, performance conditions are met.

Warrants

Pursuant to the Technology License and Asset Purchase Agreement (“Agreement”) with Broadcom Corporation there is contingent consideration in the form of warrants to purchase Ciprico stock at certain prices, if certain revenue targets are achieved.

There are three warrants each for 300,000 shares. The exercise price of the first warrant is $6.00 and vests if sales of software licenses exceed $2,000,000 and sales of RAID controller cards exceed $5,000,000 in the first year ending June 6, 2007. The exercise price of the second warrant is $8.00 and vests if sales of software licenses exceed $4,000,000 and sales of RAID controller cards exceed $15,000,000 in the second year ending June 6, 2008. The exercise price of the third warrant is $10.00 and vests if sales of software licenses exceed $4,000,000 and sales of RAID controller cards exceed $20,000,000 in the third year ending June 6, 2009. The first tranche of warrants related to the period ending June 6, 2007 did not vest as revenue targets were not achieved. There is provision for a cumulative provision if sales meet the stated target over the 3 year period ending June 6, 2009.

6.               NET LOSS PER SHARE

Basic and diluted loss per share amounts were computed using weighted average shares outstanding for each respective period. As the Company incurred losses for the years ended September 30, 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were as follows for the years ended September 30:

	2007	2006

Weighted average shares outstanding	5,071,187	4,915,790
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,071,187	4,915,790

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect were as follows for the years ended September 30:

	2007	2006

Anti-dilutive securities	116,104	60,124

7. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) savings plan covering substantially all of its employees. Minimum contributions to the plan by the Company are 50 percent of employee contributions up to the first 6 percent of the participants’ salaries. Contributions in addition to the minimum may also be made by the Company based on the Company’s financial performance. The Company’s contributions to the plan in 2007 and 2006 were $146,000 and $116,000 respectively.

8. SEGMENT INFORMATION

The Company operates in a single reportable segment.

The Company has no material long-lived assets outside of the United States. Our products are sold mostly to distributors, who in turn sell them to the final customer. As such, because we are not selling to the final customer, we may not know the geographic location in which our products are used. The table below represents sales by major geographic area for the fiscal year :

2007
United States	$5,679
Foreign	2,926
$8,605

Sales as a percentage of net sales, to two significant customers for the fiscal year 2007 were 11% and 1%, and for the fiscal year 2006 those same customers accounted for 13% and 12%, respectively. Receivables from those two significant customers at September 30, 2007 were $68,000 and $0, respectively.

9. COMMITMENTS AND CONTINGENCIES

In October, 2007, the Company moved its headquarters, offices and manufacturing space to St. Louis Park, MN. The operating leases for office and manufacturing space expire at varying dates through November 2014. Future minimum payments under these leases are as follows (in thousands) for the fiscal years ending September 30:

2008	$345
2009	362
2010	370
2011	379
2012	261
Thereafter	558
$2,275

For the years ended September 30, 2007 and 2006, operating lease expenses were $496,000 and $446,000.

10. SUBSEQUENT EVENT

On December 26, 2007, Ciprico Inc. (the “Company”) entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with multiple accredited investors for the private placement of a minimum of $3,000,000 and a maximum of $7,800,000 of convertible notes and common stock warrants for $0.25 worth of warrant shares for each $1.00 of principal invested.

The conversion price for the notes and the exercise price for the warrants is fixed at an amount equal to the average closing bid price of the Company’s common stock for the five (5) consecutive trading days ending on the trading day prior to the issue date. That price was $3.86 for the initial closing on December 21, 2007 for a principal amount of $5.1 million.

The notes are due and payable in full on the 15-month anniversary of the date of issuance and the warrants are exercisable from the date of issuance until the five year anniversary. The number of shares issuable upon exercise of the warrant is subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transitions.

The notes, warrants and common stock issuable upon conversion of the notes or exercise of the warrants have not been registered under the Securities Act of 1933, as amended, (the “Securities Act”), or any state securities laws and were sold in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering.

The Company is obligated to register the shares of common stock issuable upon the conversion of the notes and the exercise of the warrants pursuant to certain customary terms and conditions contained in the note and the warrant.

Four related parties purchased notes and received warrants.  Board member James W. Hansen purchased a Note from the Company in the amount of $100,000 and was issued 6,577warrants.  Board member James D. Gerson purchased a Note from the Company in the amount of $500,000, and was issued 32,383 warrants. Steven D. Merrifield, President, Chief Executive Officer, purchased a Note from the Company in the amount of $100,000 and was issued 6,477 warrants.  Monte S. Johnson, Senior Vice President and Chief Financial Officer, purchased a Note from the Company in the amount of $100,000 and was issued 6,477 warrants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ciprico Inc.

Plymouth, Minnesota

We have audited the accompanying balance sheet of Ciprico Inc. as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciprico Inc. as of September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

December 26, 2007

ITEM 8.                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                                           CONTROLS AND PROCEDURES

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

ITEM 8B.                                           OTHER INFORMATION

None.

PART III

ITEM 9.                                                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the information included under the caption “Executive Officers” and “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held February 7, 2008, which information is incorporated by reference herein.

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

Based upon a review of the copies of such reports furnished to or obtained by the Company and upon other information known to the Company, the Company believes that during the fiscal year ended September 30, 2007, all filing requirements applicable to its directors, officers or beneficial owners of more than 10% of the Company’s outstanding shares of Common Stock were complied with.

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

ITEM 10.                                              EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated herein by reference to the section labeled “Executive Compensation” which appears in the definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held February 7, 2008.

ITEM 11.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated herein by reference to the sections labeled “Principal Stockholders” and “Management Stockholdings” which appear in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held February 7, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 30, 2007 regarding compensation plans under which equity securities of our company are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	886,900	$5.89	279,481
Equity compensation plans not approved by stockholders	—	—	—
Total	886,900	$5.89	279,481

The equity compensation plans approved by our stockholders are the 1999 Amended and Restated Sock Option Plan and the 1996 Restricted Stock Plan.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated herein by reference to the sections labeled “Certain Transactions” and “Other Compensation Arrangements” which appear in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held February 7, 2008.

ITEM 13.EXHIBITS

(a)                                                     Exhibits. See “Exhibit Index” on page following financial statement schedules

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditors” which appears in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be held February 7, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPRICO INC.
(the “Registrant”)

Date: December 26, 2007	By	/s/ Steven D. Merrifield
Steven D. Merrifield,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Merrifield	President, Chief Executive Officer	December 26, 2007
Steven D. Merrifield	(Principal executive officer)

/s/ Monte S. Johnson	Senior Vice President and Chief Financial Officer	December 26, 2007
Monte S. Johnson	(Principal financial and accounting officer)

/s/ James W. Hansen	Chairman of the Board	December 26, 2007
James W. Hansen

/s/ James D. Gerson	Director	December 26, 2007
James D. Gerson

/s/ Mark D. Griffiths	Director	December 26, 2007
Mark D. Griffiths

/s/ Gary L. Hokkanen	Director	December 26, 2007
Gary L. Hokkanen

/s/ Thomas F. Burniece	Director	December 26, 2007
Thomas F. Burniece

/s/ Thomas H. Marmen	Director	December 26, 2007
Thomas H. Marmen

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended September 30, 2007	Commission File No.: 0-11336

CIPRICO INC.

Exhibit	Description

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

Indenture of Lease, dated June 12, 2002 by and between Highway 7 Business Center LLC Properties, Inc and Ciprico Inc. relating to corporate office and manufacturing space located at 7003 West Lake Street, Suite 400, St. Louis Park, Minnesota

10.5**

Employment Agreement and Change of Control Agreement dated September 30, 2004 between Steven D. Merrifield and Ciprico Inc. – incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed December 11,2006

10.6**

Employment Agreement and Change of Control Agreement dated June 1, 2005 between Monte S. Johnson and Ciprico Inc.—incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the fiscal year ended September 30, 2005

10.7	Asset Purchase Agreement dated June 6, 2006 by and among Ciprico Inc and Broadcom Corporation—incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 8, 2006

10.8**	Employment Agreement and Change of Control Agreement dated September 30, 2004 between Andrew Mills and Ciprico Inc. — incorporated by reference to the Registrants Form 8-K filed December 11,2006

23.1	Consent of Grant Thornton LLP***

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

**          Indicates a management contract or compensatory plan or arrangement.

***   Filed herewith