Form 10KSB/A
period 2007-09-30
CIPRICO INC
filed 2007-12-27
CIK 720145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Ciprico Inc.
EXPLANATORY NOTE

This Amendment on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended September 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2007, is being filed to correct certain typographical errors in the Report of Independent Registered Public Accounting Firm, within Item 7, and the Consent of Independent Registered Public Accounting Firm within Exhibit 23.1.

All other notes and financial statements as filed on Form 10-KSB remain unchanged.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ciprico, Inc.

St. Louis Park, Minnesota

                             We have audited the accompanying balance sheet of Ciprico, Inc. as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                             As discussed in Note 1 to the consolidated financial statements, effective October 1, 2006, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments.

                             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciprico, Inc. as of September 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

December 26, 2007