Form 10QSB
period 2007-12-31
CIPRICO INC
filed 2008-02-14
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11336

CIPRICO INC.

(Exact name of Registrant as specified in its charter)

DELAWARE

41-1749708

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7003 West Lake Street, Suite 400

St. Louis Park,  Minnesota 55426

(Address of principal executive offices)

(952) 540-2400

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 1, 2008 was 5,112,994 shares.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

December 31, 2007
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,205
Marketable securities and short term investments	1,554
Accounts receivable, less allowance	1,321
Inventories, net of reserve	1,879
Other current assets	518
Total current assets	10,477

Property and equipment, net of depreciation	979
Goodwill	2,784
Other assets	38
$14,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,078
Accrued compensation	610
Other accrued expenses	622
Deferred revenue	57
Total current liabilities	3,367

Long term liabilities:
Convertible notes	4,286
Deferred rent	69
Deferred tax liability	148
Total long term liabilities	4,503

Stockholders’ equity:
Capital stock	51
Additional paid-in capital	38,189
Retained deficit	(31,832)
Total stockholders’ equity	6,408
$14,278

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(In thousands, except per share amounts)	2007	2006

NET SALES	$2,008	$2,766
Cost of sales	1,168	1,581

GROSS PROFIT	840	1,185

OPERATING EXPENSES:
Research and development	1,507	704
Sales and marketing	1,598	780
General and administrative	757	672
Total operating expenses	3,862	2,156

LOSS FROM OPERATIONS	(3,022)	(971)
Interest expense	(15)	—
Other income, primarily interest	82	149

LOSS BEFORE INCOME TAXES	(2,955)	(822)

Income tax expense	16	16

NET LOSS	$(2,971)	$(838)

Shares used to calculate net loss per share:
Basic and diluted	5,113	5,018

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.58)	$(0.17)

See accompanying notes to condensed financial statements.

CIPRICO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(In thousands)	2007	2006

Cash flows from operating activities:
Net loss	$(2,971)	$(838)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	123	84
Compensation related to stock transactions	152	66
Changes in operating assets and liabilities	198	58

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,498)	(630)

Cash flows from investing activities:
Equipment purchases	(283)	(146)
Purchases of marketable securities	(2,233)	(1,906)
Proceeds from sale or maturity of marketable securities	3,958	1,593

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,442	(459)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	72
Proceeds from issuance of convertible notes and warrants	5,185	—
Debt acquisition costs	(195)	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,990	72

Net increase (decrease) in cash and cash equivalents	3,934	(1,017)

Cash and cash equivalents at beginning of period	1,271	4,357

Cash and cash equivalents at end of period	5,205	3,340

Marketable securities, current	1,554	6,992

Total cash, cash equivalents and marketable securities	$6,759	$10,332

Supplemental Cash Flow Information
Value of warrants and conversion feature related to convertible notes and warrants	$902	—

See accompanying notes to condensed financial statements.

CIPRICO INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

NOTE A — DESCRIPTION OF BUSINESS

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments and disclosures to present fairly the financial position as of December 31, 2007 and the results of operations for the three-month periods ended December 31, 2007 and 2006, and the cash flows for the three-month periods ended December 31, 2007 and 2006. The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the results for the full year. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB filed on December 27, 2007.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, purchase accounting, stock-based compensation, inventory valuation and income tax assets valuation allowances.  Actual results could differ from the estimates used by management.

NOTE C — MARKETABLE SECURITIES AND SHORT TERM INVESTMENTS

The Company invests its excess cash in commercial paper, government agencies and other asset-backed short term investments. These investments are classified as available-for-sale securities, and their amortized cost approximates fair value, and thus there are no unrealized gains or losses. Other investments are classified as held-to-maturity given the Company’s intent and ability to hold the securities to maturity and are carried at amortized cost, which approximates fair value. At December 31, 2007, marketable securities consist entirely of asset-backed short term investments, which are participation loans in real estate mortgages. The mortgage loans are for first and/or second mortgages for residential, commercial and development properties. Investments that have maturities of less than one year have been classified as current marketable securities.

NOTE D — ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances, consist of the following (in thousands):

December 31, 2007

Accounts Receivable	$1,445
Less allowance	(124)
$1,321

NOTE E — INVENTORIES

Inventories are stated at the lower of cost or replacement market.  Inventory costs include outside assembly charges, allocated manufacturing overhead and direct material costs.  Cost is determined using an average cost method, which approximates a first in first out cost.  Inventory consists of the following (in thousands):

December 31, 2007

Finished Goods	$202
Work-in-Process	450
Raw Materials	1,227
$1,879

NOTE F — PROPERTY AND EQUIPMENT, NET OF DEPRECIATION

Property and equipment, net of depreciation, consist of the following (in thousands):

December 31, 2007
Furniture and fixtures	$415
Equipment	3,225
Construction in process	147
3,787
Accumulated depreciation	(2,808)
Property and equipment, net	$979

NOTE G — CONVERTIBLE NOTES AND WARRANTS

On December 26, 2007, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with multiple accredited investors for the private placement of $5.2 million of convertible notes with a conversion price of $3.86 and common stock warrants for $0.25 worth of warrant shares for each $1.00 of principal invested.  The notes are due and payable in full on March 26, 2009.  The warrants are exercisable from the date of issuance until March 26, 2012.  The notes are convertible at any time after the issuance date and before the maturity date.

The notes carry an interest rate on the unpaid principal amount as a fluctuating annual rate of interest equal to the one month LIBOR rate adjusted monthly, plus 6.0%. At December 31, 2007, the interest rate being accrued was 10.855% per annum.  Interest is paid at the notes’ maturity date, or converted into shares upon conversion.

At December 31, 2007, the notes and accrued interest are convertible into 1,345,593 shares.  335,786 shares are issuable upon exercise of the warrants, and are subject to adjustment in the event of stock splits or dividends, business combinations, sale of assets or other similar transitions.

The proceeds were allocated between the convertible notes and warrants based on their relative fair values.   The fair value of the warrants was determined using the Black Scholes option pricing model using the following assumptions:

Conversion price	$3.86
Average maturity	5 years
Risk-free rate	3.72%
Volatility	36.4%

The allocation of proceeds based on their relative fair values resulted in a value assigned to the convertible notes and warrants of $4,734,000 and of $451,000 respectively. As a result of the relative fair value allocation to the warrants, the Purchase Agreement creates a beneficial conversion option value of $451,000.  The total warrant and beneficial conversion fair values were recorded as additional paid in capital and a discount, contra-asset, to the convertible note principal balance.  The discount on the convertible notes is being amortized to interest expense using the effective interest method until the maturity date.

We incurred debt issuance costs of approximately $195,000 which were recorded as deferred debt acquisition costs.  Deferred debt acquisition costs are being amortized to interest expense using the effective interest method until the maturity date.

Interest expense consists the following (in thousands):

Three Months Ended December 31, 2007
Interest accrued to convertible note holders	$9
Amortization of deferred acquisition costs	3
Amortization of discount on convertible notes	3
Total interest expense	$15

NOTE H — STOCKHOLDERS’ EQUITY

Stock Option Plan

The Company has stock-based compensation plans under which employees, officers, and directors may be granted stock awards or options to purchase the Company’s common stock, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years for employees and one year for non-employee directors, and have a maximum term of ten years.  Stock awards typically vest over four years.  As of December 31, 2007, 285,722 shares of common stock remain available to cover future stock option grants under the Company’s stock-based compensation plans.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, the Company records stock-based compensation expense for the fair value of stock options.  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of December 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was $925,000 which is expected to be recognized over a weighted average period of approximately four years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited condensed statement of operations (amounts in thousands, except per share amount):

	Three Months Ended
	December 31, 2007	December 31, 2006

Cost of goods sold	$1	$2
Research and development	13	7
Sales and marketing	35	17
General and administrative	24	31
Share-based compensation before taxes	73	57
Related deferred income tax benefit	—	—
Share-based compensation after taxes	$73	$57
Net share-based compensation expense per basic and diluted common share	$0.01	$0.01

Share-based compensation expense recognized during the three-month periods ended December 31, 2007 and 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of October 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has historically and will continue to estimate the fair value of share-based awards using the Black-Scholes option-pricing model. Total unrecognized share-based compensation cost related to unvested stock options as of December 31, 2007 has been adjusted for estimated forfeitures.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month period ended December 31.

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Expected volatility	32.2-36.4%	30.9-36.8%
Weighted-average volatility	32.4%	36.2%
Expected dividends	—%	—%
Expected term (in years)	4.0	3.2-4.4
Risk-free interest rate	3.03-3.78%	4.5-4.7%

The expected volatility is based on historical volatility of our stock taking into consideration the thinly traded nature of our stock and the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the future.  The expected term of the equity award is based on Company specific historical experience, including grant behavior particular to officers, directors and employee groups.  Based on the Company’s historical turnover rates, an annualized forfeiture rate of 4.5% has been used in calculating the estimated compensation cost for the three-month period ended December 31, 2007.  This estimate will be revised if actual forfeitures differ from previous estimates. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award.  The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The following table is a summary of option activity and changes during the three-month period ended December 31, 2007:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 1, 2007	886,900	$5.13
Granted	34,500	7.58
Exercised	(1,050)	4.57
Forfeited or expired	(16,025)	4.95
Outstanding at December 31, 2007	904,325	$5.97	3.8	$5,402,446
Exercisable at December 31, 2007	357,044	$5.31	2.8	$1,896,281

The Company’s 1999 Amended and Restated Stock Option Plan authorized 1,678,752 shares of stock be reserved and available under the Plan.

The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the three -month period ended December 31, 2007, due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Deferred Compensation Related to Restricted Stock

The following table summarizes the status of the Company’s non-vested restricted stock as of December 31, 2007:

	Non-Vested Restricted Stock
	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Recognition Period (in years)	Aggregate Intrinsic Value
Non-Vested at September 30, 2007	116,200	$6.37
Granted	1,000	5.50
Vested	—
Forfeited	—
Non-Vested at December 31, 2007	117,200	$6.36	0.7	745,392

During the three-month period ended December 31, 2007, $79,000 of expense was recognized related to outstanding restricted stock awards.  The vesting period for these awards currently ranges from one to two years.  Those that vest over a one-year period vest without other conditions.  Those that vest over a two-year period vest only if certain service and market conditions and criteria are met.

The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited condensed statement of operations (amounts in thousands, except per share amount):

	Three Months Ended
	December 31, 2007	December 31, 2006
Cost of goods sold	$—	$—
Research and development	16	—
Sales and marketing	2	—
General and administrative	61	9
Share-based compensation before taxes	79	9
Related deferred income tax benefit	—	—
Share-based compensation after taxes	$79	$9
Net share-based compensation expense per basic and diluted common share	$0.02	$—

NOTE I — NET LOSS PER SHARE

Basic and diluted net loss per share amounts were computed using weighted average shares outstanding for each respective period. As the Company incurred net losses in the three -month periods ended December 31, 2007 and 2006, the effect of potentially dilutive securities has been excluded from the calculation of loss per share as inclusion would have had an anti-dilutive effect.

Actual weighted average shares outstanding used in calculating basic and diluted loss per share were:

	Three Months Ended
	December 31, 2007	December 31, 2006

Weighted average shares outstanding	5,112,994	5,018,380
Effect of dilutive securities	—	—
Diluted Shares outstanding	5,112,994	5,018,380

Securities excluded from the computation of diluted loss per share because inclusion would have had an anti-dilutive effect:

	Three Months Ended
	December 31, 2007	December 31, 2006
Stock options	70,038	107,543
Convertible shares	87,602	—
Warrants	21,899	—
Anti-dilutive securities	179,539	107,543

NOTE J — INCOME TAXES

Income tax expense for the three-month periods ended December 31, 2007 and 2006 is related to goodwill.  In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized for financial reporting purposes.  As goodwill is amortized for tax purposes, the Company has recorded deferred tax expense of approximately $16 and $16 for the three-month periods ended December 31, 2007, and 2006, respectively.  The deferred tax expense and deferred tax liability are related to an asset with an indefinite life and are thus created as it is more likely than not that any deferred tax asset will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”)  issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.  FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction.  The Company has adopted FIN No. 48 as of October 1, 2007.  We analyzed our tax positions as of October 1, 2007 and determined that the implementation of FIN 48 has no impact on our financial statements as we maintain a full valuation allowance on our deferred tax assets due to our operating losses.  As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits or deferred tax assets.  The Company anticipates it will record interest and penalties for unknown tax liabilities as they become known in income tax expense in the consolidated statements of operations, if necessary.

The Company files income tax returns in the U.S. federal jurisdiction and various states.

NOTE K — SIGNIFICANT CUSTOMERS

Sales to significant customers as a percentage of sales for the three-month periods ended December 31, 2007 and 2006 are shown in the chart below.

	2007	2006
Customer A	25%	*	%
Customer B	13	*
Customer C	*	11
Customer D	*	11

* Sales were less than 10% for the period

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.   115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the Company’s fiscal year beginning October 1, 2008. Adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 is effective for the Company’s fiscal year beginning October 1, 2008. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB, including, but not limited to, statements regarding the development and growth of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Generally, words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “will,” “predict,” “intend,” or “potential” and similar expressions identify forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: (i) competitive factors, including pricing pressures; (ii) variability in quarterly sales; (iii) economic trends generally and in various markets; (iv) general economic conditions; (v)  risks associated with introducing new products, features and services; and (vi) other events and important factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). Future SEC filings, future press releases and oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements.

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

OVERALL

In terms of sales the first quarter of fiscal 2008 was a challenge due to general poor economic conditions and the on-going entertainment writers’ strike, the latter of which greatly affected our MediaVault™ product revenues.  However we made substantial progress in the development of our RAIDCore software platform and in positioning RAIDCore in the market.  Examples of this progress include:

•                  Shipments by Ciprico of over 40,000 RAIDCore software licenses and controller boards;

•                  Currently have over 100 system builders & OEMs evaluating our RAIDCore solution;

•                  Over 30 customers have purchased RAIDCore from Ciprico;

•                  Achieved a Vanguard award for our first RAIDCore based appliance, the MV5108 and delivered first production units; and

•                  Introduced RAIDCore technology running on Intel platforms and began qualification work with customers.

Bringing RAIDCore and products based on RAIDCore to market represents the future of Ciprico.  From our discussions with our customers we continue to believe we have a very significant opportunity.  Customer feedback confirms that the transition from hardware based data protection to virtualized software data protection in the mainstream server and workstation markets has begun and will accelerate. At this point we have made significant progress in re-establishing the RAIDCore brand but RAIDCore has just begun to penetrate the potential market.  We believe the RAIDCore product set we have today, and will bring to market in the next quarter, will position us to capitalize on this opportunity.

We would like to see the adoption rate of our software solution move faster. The advancement of our newer RAIDCore products and appliances was temporarily impacted by several factors:

•                  Delays in the development of a new internet based activation software approach and related  protection;

•                  Supplier component delivery delays that impacted launch of several new RAIDCore based appliances; and

•                  Broadcom’s decision to exit the storage silicon and PC chipset businesses, which forced us to move to an alternative chip supplier, Marvell, for our RAIDCore controller adapters and also impacted the sales of licenses to motherboard vendors using the Broadcom core logic chipset.

Overcoming these challenges helps position us to expand our opportunities.  As noted above, customer discussions have convinced us our core strategy is correct.  As we move forward we are focused on execution and believe we are building momentum with our unique, virtual RAID technology.  We expect to announce multiple strategic partnerships that will accelerate RAIDCore’s market acceptance. In addition, we plan to release new MediaVault and DiMeda™ products utilizing our RAIDCore Technology.

SALES

Sales for the first quarter of the fiscal year 2008 were $2.0 million, down $0.2 million, or 9% from the prior quarter, and down $0.8 million, or 27% from the first quarter of fiscal 2007.  Revenue was adversely affected by general poor economic conditions and the on-going entertainment writers’ strike, the latter of which greatly affected our MediaVault™ product sales as video content creation is the key market for such products.  RAIDCore based appliance sales increased significantly over the previous quarter when the first one was announced.  Additional RAIDCore based appliance products are being introduced and these products have much broader market applicability than the traditional MediaVault line.

We expect to see revenue growth for RAIDCore through both our software/board sales and appliance sales.  Given higher ASP’s we expect the RAIDCore appliance based revenue to grow faster in the short term.  Our RAIDCore software and adapter card opportunities require a design in effort and we have seen delays between customer acceptance and resulting revenues.

We remain highly optimistic that the overall transition from hardware to virtualized software data protection in the mainstream server IT and media workstation markets will continue.   We believe this represents a tremendous opportunity for Ciprico with its flagship RAIDCore products and technology based on the positive feedback from our target customer base.

During the quarter we did record revenue related to work done on a military contract referencing our Talon IV, RAIDCore based ruggedized appliance, which flows through Boeing as prime contractor.  We previously announced that we had been awarded this contract and that we expected approximately $1 million in revenue on the initial phase of the contract.   Boeing has since indicated that due to military requested cost reductions it is suspending further work on this phase of the contract.  We have recorded approximately $650,000 in revenue to date related to this contract.  We continue to pursue engagement on the long term aspects of this opportunity and a number of addition military opportunities, particularly in light of the favorable customer feedback regarding our technology and solution.

GROSS MARGIN

Gross margin of 41.8% in the first quarter of fiscal 2008 was substantially higher than the previous quarter to due to the recognition of the revenue related to the military contract noted above.    We also had some significant revenue from this same marketplace in the first quarter a year ago and had similar gross margin percentage.

 OPERATING EXPENSES

	Three Months Ended				Three Months Ended
	December 31, 2007	September 30, 2007	$ Change	% Change	December 31, 2006	$ Change	% Change
Research and development	$1,507,000	$1,487,000	$20,000	1.3%	$704,000	$803,000	114.1%
Sales and marketing	1,598,000	1,320,000	278,000	21.1%	780,000	818,000	104.9%
General and administrative	757,000	653,000	104,000	15.9%	672,000	85,000	12.6%
Total operating expenses	$3,862,000	$3,460,000	$402,000	11.6%	$2,156,000	$1,706,000	79.1%

Operating expenses increased 11.6% over the previous quarter due in large part to the first full quarter of some sales and marketing resources hired late in the previous quarter. General and administrative expenses increased over the previous quarter due to additional accounting and audit costs related to our year-end, as well as non-capitalizable debt acquisition costs incurred in the first quarter of fiscal 2008.

Research and development expenses for the three months ended December 31, 2007 were mostly unchanged from the prior quarter.  Both of these quarters included some costs we do not expect to incur again and anticipate some small level of decline in the ensuing quarters.  Research and development expenses for the first quarter of fiscal 2008 were higher compared to the first quarter a year ago due to the additional headcount added over the past year necessary to update our product line and to develop the RaidCore software.

Sales and marketing expenses for the three months ended December 31, 2007 were higher compared to the prior quarter due to the current quarter being the first quarter with a full complement of sales and marketing resources.  As compared to the prior year first quarter the prior year figures did not reflect any sales and marketing resources related to the RAIDcore product line. In the interim we have added experienced sales staff necessary to aggressively bring the next generation RAIDCore technology to market, including a Vice President of RAIDCore sales to focus on our market strategy for software licensing and related board sales.

General and administrative expenses for the three months ended December 31, 2007 were higher compared to the prior quarter due to additional costs related to the issuance of convertible notes and warrants and expenses related to our annual audit and annual meeting, and are higher compared to the three months ended December 31, 2006 due to additional costs related to issuance of the convertible notes and additional stock compensation expense due to new grants.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2007 was $15,000 as a result of the issuance of convertible notes and warrants on December 26, 2007.  Prior to this issuance of convertible notes, we did not have interest expense.     Interest expense includes:

Three Months Ended December 31, 2007
Interest accrued to convertible note holders	$9,000
Amortization of deferred acquisition costs	3,000
Amortization of discount on convertible notes	3,000
Total interest expense	$15,000

OTHER INCOME

	Three Months Ended				Three Months Ended
	December 31, 2007	September 30, 2007	$ Change	% Change	December 31, 2006	$ Change	% Change
Other Income	$82,000	$93,000	$(11,000)	-11.8%	$149,000	$(67,000)	-45.0%

Other income is primarily interest income and for the three months ended December 31, 2007 is less compared to the prior quarter and less compared to the three months ended December 31, 2006, due to lower average cash and investment balances.

INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction.  The Company has adopted FIN No. 48 as of October 1, 2007.  The adoption of FIN No. 48 did not have any material impact to the Company’s financial statements, and resulted in no cumulative effect of applying FIN No. 48 adjustment to retained earnings.  As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits or deferred tax assets.  The Company anticipates it will record interest and penalties for unrecognized tax benefits in income tax expense in the consolidated statements of operations, if necessary.

NET LOSS

	Three Months Ended				Three Months Ended
	December 31, 2007	September 30, 2007	$ Change	% Change	December 31, 2006	$ Change	% Change
Net (Loss)	$(2,971,000)	$(2,826,000)	$(145,000)	5.1%	$(838,000)	$(2,133,000)	254.5%

The increased net loss is due to the increased expenses noted above and the impact of lower revenue.

We believe our development efforts, new products and added personnel skills will allow for significant momentum in the marketplace although our revenues may be inconsistent in the near term.   We continue to make investments in our future that drive significant progress toward the products and technology that we believe will return Ciprico to growth and profitability.  Our profitability will continue to be impacted by the investments we are making in order to aggressively bring RAIDCore technology to market.

LIQUIDITY AND CAPITAL RESOURCES

We ended the quarter with cash and investment balances of $6.8 million, $2.2 million higher than the prior quarter end balance of $4.6 million.  During the quarter we issued $5.2 million of convertible notes and warrants, which produced net cash proceeds of $5.0 million. Net cash used in operations was $2.5 million during the first quarter, which includes our net loss of $3.0 million for the quarter adjusted for $0.3 million of non-cash charges (depreciation and stock compensation) and $0.2 million of changes in operating assets and liabilities.  We also had $0.3 million in capital expenditures.

We continue in our efforts to increase revenues in the near term and are also evaluating ways to reduce costs to decrease cash used in operations. While the Company’s capital resources appear adequate today, the Company may seek additional financing in the future. If additional financing is necessary, no assurance can be given that such financing will be available and, if available, will be on terms favorable to the Company and its stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note L to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-QSB for disclosure of the impact that recent accounting pronouncements have had or may have on our consolidated financial statements.

Item 3. Controls and Procedures

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

CIPRICO INC.

Dated: February 14, 2008	/s/ Steven D. Merrifield
Steven D. Merrifield,
Chief Executive Officer

Dated: February 14, 2008	/s/ Monte S. Johnson
Monte S. Johnson,
Chief Financial Officer