Form 10KSB/A
period 2007-09-30
CIPRICO INC
filed 2008-03-03
CIK 720145

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

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

Ciprico Inc.
EXPLANATORY NOTE

This second Amendment on Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended September 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2007, is being filed to include updated management certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were included in our original 10-KSB filed with the SEC on December 27, 2007, but omitted from the 10-KSB/A filed with the SEC on December 27, 2007, which was filed to correct certain typographical errors in the Report of Independent Registered Public Accounting Firm, within Item 7, and the Consent of Independent Registered Public Accounting Firm within Exhibit 23.1.   This amendment is also being filed to include the signature of the independent registered public accounting firm on the Consent of Independent Registered Public Accounting firm within Exhibit 23.1

All other notes and financial statements as filed on Form 10-KSB remain unchanged.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

NOTES TO FINANCIAL STATEMENTS

Ciprico Inc. — For the Fiscal Years ending on September 30, 2007 and 2006

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

(A) – Represents accounts receivable written-off during the year.

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

		2006
Net loss, as reported		$(3,661)
Deduct:	Total stock-based employee compensation determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(218)
Pro forma net loss		$(3,879)

Net loss per share
	Basic and Diluted — as reported	$(0.74)
	Basic and Diluted — pro forma	$(0.79)

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

The tax effects of the cumulative temporary differences result in net deferred taxes as follows (in thousands):

As of September 30	2007
Current deferred tax assets:
Inventory	$195
Allowance for doubtful accounts	47
Warranty accrual	57
Loss and credit carryforwards	12,411
Compensation accrual	73
Other	19
Less — valuation allowance	(12,802)
Current deferred tax asset	—

Long-term deferred tax assets:
Depreciation	171
Less — valuation allowance	(171)
Long-term deferred tax asset	—
$—
Long-term deferred tax liabilities:
Goodwill	67
Long-term deferred tax liability	$67

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

Stock Options

Option transactions under the Company’s stock option plans during the years ended September 30, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	850,850	5.13
Granted	123,500	5.16
Exercised	(146,225)	5.06
Canceled	(256,425)	5.45
Outstanding at September 30, 2006	571,700	5.65
Granted	570,375	6.26
Exercised	(46,800)	4.01
Canceled	(208,375)	5.45
Outstanding at September 30, 2007	886,900	5.89
Options exercisable at September 30:
2007	256,775	5.89
2006	287,575	5.62

The following table summarizes information regarding outstanding and exercisable stock options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.82 — 4.23	118,000	2.9 years	$4.03	58,750	$4.02
4.24 — 7.16	524,400	3.7 years	5.35	160,025	5.18
7.17 — 10.76	244,500	4.0 years	7.97	38,000	8.23
	886,900			256,775

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