Form 10QSB/A
period 2007-12-31
CIPRICO INC
filed 2008-03-03
CIK 720145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Ciprico Inc.
EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2008, is being filed to clarify managements certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 within Exhibits 31.1, 31.2, 32.1, and 32.2, and Item 3 – Controls and Procedures.

All other notes and financial statements as filed on Form 10-QSB remain unchanged.

CIPRICO INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CIPRICO INC.

CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$5,205
Marketable securities and short term investments	1,554
Accounts receivable, less allowance	1,321
Inventories, net of reserve	1,879
Other current assets	518
Total current assets	10,477

Property and equipment, net of depreciation	979
Goodwill	2,784
Other assets	38
$14,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,078
Accrued compensation	610
Other accrued expenses	622
Deferred revenue	57
Total current liabilities	3,367

Long term liabilities:
Convertible notes	4,286
Deferred rent	69
Deferred tax liability	148
Total long term liabilities	4,503

Stockholders’ equity:
Capital stock	51
Additional paid-in capital	38,189
Retained deficit	(31,832)
Total stockholders’ equity	6,408
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

Item 3. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

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